Form 10-Q
period 1998-03-31
PROVANT INC
filed 1998-06-10
CIK 1054853

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                        Commission File Number: 000-23989

                                  PROVANT, Inc.
             (Exact name of Registrant as Specified in its Charter)

            DELAWARE                                            04-3395167
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)

   67 BATTERYMARCH STREET, SUITE 600
              BOSTON, MA                                          02110
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's telephone number, including area code: (617) 261-1600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Number of shares of common stock outstanding at June 5, 1998: 9,795,558

================================================================================

                                  PROVANT, INC.

                                      INDEX


PART I. - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----

Item 1. Financial Statements

Balance Sheets as of June 30, 1997 and March 31, 1998 and
   Pro Forma as of March 31, 1998...........................................  3

Pro Forma Combined Statements of Operations for the three
   and nine months ended March 31, 1997 and 1998............................  4

Statements of Operations for the three and nine months ended
   March 31, 1997 and 1998..................................................  5

Statements of Cash Flows for the nine months ended March 31 1997 and 1998...  6

Notes to Financial Statements...............................................  7

Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations......................................  8

PART II. - OTHER INFORMATION

   Item 2. Changes in Securities and Use of Proceeds........................ 11

   Item 6. Exhibits and Reports on Form 8-K................................. 11

   Signature................................................................ 12

PROVANT, INC.
BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               Pro Forma
                                                                                                Combined
Assets                                                      June 30, 1997   March, 31 1998   March, 31 1998
                                                              --------         --------         --------
Current assets:                                                              (UNAUDITED)      (UNAUDITED)
  Cash and cash equivalents ..............................    $      1         $     32         $  6,011
  Investments ............................................          --               --              401
  Accounts receivable, net ...............................          --               --           18,468
  Due from related parties ...............................          --               --              554
  Other current assets ...................................          --               --            1,080
                                                              --------         --------         --------
      Total current assets ...............................           1               32           26,514

Property and equipment, net ..............................         150              147            2,467
Other assets .............................................          --            1,017            2,860
Goodwill .................................................          --               --           49,813
                                                              --------         --------         --------
      Total assets .......................................    $    151         $  1,196         $ 81,654
                                                              ========         ========         ========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable .......................................    $     --         $    825         $  3,868
  Accrued expenses .......................................          --               --            1,341
  Accrued compensation ...................................          --               --            2,995
  Payable to stockholder/affiliate .......................         298            1,300               --
  Deferred revenue .......................................          --               --            2,514
  Other current liabilities ..............................          --               --              535
  Deferred income taxes ..................................          --               --            1,906
  Current portion of long term debt ......................          --               --              163
                                                              --------         --------         --------
      Total current liabilities ..........................         298            2,125           13,322

Long term debt, net of current portion ...................          --               --            1,056
                                                              --------         --------         --------
      Total liabilities ..................................         298            2,125           14,378

Stockholders equity (deficit):
  Common stock, $.01 par value; 1,950,518,
  3,346,217, and 9,795,558 shares issued
  and outstanding, respectively ..........................          20               33               98
  Additional paid-in capital .............................          --              676           70,014
  Accumulated deficit ....................................        (167)          (1,638)          (2,836)
                                                              --------         --------         --------
      Total stockholders' equity (deficit) ...............        (147)            (929)          67,276
                                                              --------         --------         --------
      Total liabilities and stockholders' equity (deficit)    $    151         $  1,196         $ 81,654
                                                              ========         ========         ========

                 See accompanying notes to financial statements

PROVANT, INC.
UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                               Three Months Ended March 31,   Nine Months Ended March 31,
                                                    1997          1998            1997          1998
                                                 ----------    ----------      ----------    ----------
Total revenue ...............................    $   16,527    $   19,945      $   49,471    $   55,903
Cost of revenue .............................         7,104         8,475          22,132        24,423
                                                 ----------    ----------      ----------    ----------
       Gross profit .........................         9,423        11,470          27,339        31,480
Operating expenses ..........................         7,262         8,601          21,162        24,443
Goodwill amortization .......................           320           320             962           962
                                                 ----------    ----------      ----------    ----------
       Income from operations ...............         1,841         2,549           5,215         6,075
Other income, net ...........................            26             3              99             2
                                                 ----------    ----------      ----------    ----------
       Income before income taxes ...........         1,867         2,552           5,314         6,077
Provision for income taxes ..................           875         1,149           2,511         2,815
                                                 ----------    ----------      ----------    ----------
       Net income ...........................    $      992    $    1,403      $    2,803    $    3,262
                                                 ==========    ==========      ==========    ==========

Earnings per share, basic and diluted .......    $     0.10    $     0.14      $     0.29    $     0.33
                                                 ----------    ----------      ----------    ----------
Shares used in computing earnings per share..     9,795,558     9,795,558       9,795,558     9,795,558
                                                 ==========    ==========      ==========    ==========

                 See accompanying notes to financial statements

PROVANT, INC.
UNAUDITED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

                                  Three Months Ended March 31,   Nine Months Ended March 31,
                                       1997        1998              1997        1998
                                      -------     -------           -------     -------
 Total revenue .................      $    --     $    --           $    --     $    --
 Cost of revenue ...............           --          --                --          --
                                      -------     -------           -------     -------
       Gross profit ............           --          --                --          --
Operating expenses .............           40         295               100       1,394
Goodwill amortization ..........           --          --                --          --
                                      -------     -------           -------     -------
       Loss from operations ....          (40)       (295)             (100)     (1,394)
 Interest expense, net .........           --         (47)               --         (95)
                                      -------     -------           -------     -------
       Loss before income taxes           (40)       (342)             (100)     (1,489)
Provision for income taxes .....           --                            --          --
                                      -------     -------           -------     -------
       Net loss ................      $   (40)    $  (342)          $  (100)    $(1,489)
                                      =======     =======           =======     =======

                 See accompanying notes to financial statements

PROVANT, INC.
UNAUDITED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                       Nine Months Ended March 31,
                                                           1997          1998
                                                          -------       -------
Cash flows from operating activities:
Net loss ...........................................      $  (100)      $(1,489)
Depreciation .......................................           --            18
Non-cash interest ..................................           --            36
Non-cash compensation ..............................           --           485
  Adjustments to reconcile net loss to net cash
     used in operating activities:
  Changes in assets and liabilities:
    Other assets ...................................           --        (1,017)
    Accounts payable ...............................           --           825
                                                          -------       -------
      Net cash used in operating activities ........         (100)       (1,142)

Cash flows from investing activities:
  Acquisition of property and equipment ............           --           (15)
                                                          -------       -------
     Net cash used in investing activities .........           --           (15)

Cash flows from financing activities:
  Issuance of stock ................................            2             2
  Increase in notes payable to stockholders ........          103         1,186
                                                          -------       -------
    Net cash provided by financing activities ......          105         1,188

                                                          -------       -------
Net increase in cash and cash equivalents ..........            5            31

Cash and cash equivalents, beginning of period .....           --             1

                                                          -------       -------
Cash and cash equivalents, end of period ...........      $     5       $    32
                                                          =======       =======

                 See accompanying notes to financial statements

                                  PROVANT, INC.

NOTES TO FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)


1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

      PROVANT Inc., a Delaware corporation ("PROVANT"), was founded in November 1996 to become a leading provider of training and development services and products and to pursue the consolidation of the highly fragmented training and development industry. On May 4, 1998, PROVANT acquired seven companies (the "Founding Companies") for $22.4 in million cash and 3,459,341 shares of common stock (the "Combination"). On May 4 and 7, 1998, PROVANT also completed its initial public offering (the "IPO") of 2,990,000 shares of its common stock. Prior to the IPO, PROVANT did not conduct any revenue generating activities of its own and all of its activities had been related to the completion of the IPO and the Combination. All references to the "Company" include PROVANT and the Founding Companies.

      The information contained in the following notes to the accompanying financial statements is condensed from that which would appear in the annual audited financial statements. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Prospectus included in the Registration Statement on Form S-1 (file no. 333-46157) (the "IPO Registration Statement") filed by PROVANT with the Securities and Exchange Commission.

      On April 28, 1998 PROVANT declared a stock dividend which had the effect of a 979.0292-for-1 stock split on shares of common stock outstanding on that date. All references to common stock, options, warrants and all share and per share data have been restated to give effect to the stock dividend. On February 26, 1998 PROVANT amended its Certificate of Incorporation to increase its authorized common stock from 10,000 to 45,000,000 shares. Stockholders' equity at June 30, 1997 and March 31, 1998 has been presented to give effect to the increase in the authorized shares and the stock dividend.

BASIS OF PRESENTATION

      The unaudited pro forma combined financial statements give effect to (i) the Combination of PROVANT and the Founding Companies, (ii) the consummation of the IPO and the application of the net proceeds therefrom, (iii) acquisitions completed by one of the Founding Companies, (iv) the exclusion of a non-recurring stock compensation charge of $485 during the six months ended December 31, 1997, (v) provision for income tax for those Founding Companies that were treated as S corporations for tax purposes during the relevant periods and (vi) the compensation differential. The compensation differential represents pro forma adjustments to salary, bonuses and benefits paid to certain pre-combination owners of the Founding Companies to which they have agreed prospectively. The aggregate compensation differentials for the three-month periods ended March 31, 1997 and 1998 and nine-month periods ended March 31, 1997 and 1998 were $397, $844, $4,894, and $5,429, respectively. In the
Combination, subsidiaries of PROVANT merged with each of the Founding Companies. The Combination occurred simultaneously with the closing of the IPO and has been accounted for using the purchase method of accounting. PROVANT has been identified as the accounting acquiror in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 97. Goodwill resulting from the Combination will be amortized as a non-cash charge to operations over a 40-year period. The pro forma statements are based on the historical financial statements of the Founding Companies and the estimates and assumptions set forth below.

      The unaudited pro forma combined balance sheet gives effect to the Combination and the IPO as if they had occurred on March 31, 1998. The unaudited pro forma combined statements of operations give effect to these transactions and the acquisitions by one of the Founding Companies as if they had occurred on July 1, 1996.

      The pro forma adjustments are based on estimates, available information and certain assumptions which may be revised as additional information becomes available. The pro forma financial data do not purport to represent what the Company's combined financial position or results of operations would actually have been if such transactions had in fact occurred on those dates and are not necessarily representative of the Company's financial position or results of operations for any future period. Since the Founding Companies were not under common control or management, historical combined results may not be comparable to, or indicative of, future performance.

      The interim and combined pro forma financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the interim and combined pro forma financial information presented therein as of and for the periods indicated. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

2. PER SHARE INFORMATION

      Per share calculations are based on the total number of common shares outstanding after completion of the Combination and the IPO. Upon completion of the Combination and the IPO, the Company had 9,795,558 shares issued and outstanding consisting of 3,459,341 shares issued in consideration for the acquisition of the Founding Companies, 2,990,000 shares sold in the offering and 3,346,217 shares held by stockholders prior to the offering. This amount has been used to calculate pro forma earnings per share for all periods presented. While options and warrants were outstanding for certain of the periods presented, their effect was not dilutive. For historical periods prior to March 31, 1998, PROVANT's results of operations compared to its common stock result in earnings per share amounts that are not meaningful. As a result, historical earnings per share for these periods has not been presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS)

      The following should be read in conjunction with the response to Part I,
Item 1 of this Report and the IPO Registration Statement.

RESULTS OF OPERATIONS

      The Company provides a broad range of training and development services and products to Fortune 1000 companies, other large and medium-sized corporations and government entities. The Company's services and products are designed to increase the productivity of organizations by improving employee selection, recruitment and retention; enhancing employee work skills; developing employee management and leadership skills; and facilitating organizational assessment, direction and change. The Company offers both customized and off-the-shelf services and products that are designed to provide measurable improvements in employee performance and productivity. The Company delivers its services and products through multiple delivery methods, including instructor-led and train-the-trainer seminars, interactive multimedia software (such as CD-ROM) and distance-based media (such as video conferencing, intranets and the Internet).

PRO FORMA COMBINED RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1997 AND 1998

                                 Three Months Ended March 31,                  Nine Months Ended March 31,
                                 1997                   1998                   1997                   1998
                          ------------------     ------------------     ------------------     ------------------
Total revenue ........    $16,527      100.0%    $19,945      100.0%    $49,471      100.0%    $55,903      100.0%
Cost of revenue ......      7,104       43.0%      8,475       42.5%     22,132       44.7%     24,423       43.7%
                          -------    -------     -------    -------     -------    -------     -------    -------
Gross profit .........      9,423       57.0%     11,470       57.5%     27,339       55.3%     31,480       56.3%
Operating expenses ...      7,262       43.9%      8,601       43.1%     21,162       42.8%     24,443       43.7%
Goodwill amortization         320        1.9%        320        1.6%        962        1.9%        962        1.7%
                          -------    -------     -------    -------     -------    -------     -------    -------
Income from operations    $ 1,841       11.1%    $ 2,549       12.8%    $ 5,215       10.5%    $ 6,075       10.9%
                          =======    =======     =======    =======     =======    =======     =======    =======

PRO FORMA COMBINED RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997 (THE "1997 QUARTER") COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998 (THE "1998 QUARTER")

      Revenue. Revenue increased $3.4 million, or 20.7%, from $16.5 million in the 1997 Quarter to $19.9 million in the 1998 Quarter. The increase was primarily due to increased demand for the Company's train-the-trainer seminars and consulting services.

      Cost of Revenue. Cost of revenue as a percentage of revenue decreased slightly from 43.0% in the 1997 Quarter to 42.5% in the 1998 Quarter primarily due to better utilization of certain fixed overhead costs.

      Gross Profit. Gross profit increased $2.0 million, or 21.7%, from $9.4 million in the 1997 Quarter to $11.4 million in the 1998 Quarter primarily due to the increase in revenue. As a percentage of revenue, gross profit increased slightly from 57.0% in the 1997 Quarter to 57.5% in the 1998 Quarter.

      Operating Expenses. Operating expenses increased $1.3 million, or 18.4%, from $7.3 million in the 1997 Quarter to $8.6 million in the 1998 Quarter primarily due to the costs of establishing the corporate office and higher selling expenses associated with increased revenue. As a percentage of revenue, operating expenses decreased from 43.9% in the 1997 Quarter to 43.1% in the 1998 Quarter primarily due to the fixed nature of a portion of the Company's operating expenses.

PRO FORMA COMBINED RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 1997 (THE "1997 PERIOD") COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1998 (THE "1998 PERIOD")

      Revenue. Revenue increased $6.4 million, or 13.0%, from $49.5 million in the 1997 Period to $55.9 million in the 1998 Period. The increase was primarily due to increased demand for the Company's train-the-trainer seminars and consulting services.

      Cost of Revenue. Cost of revenue as a percentage of revenue decreased from 44.7% in the 1997 Period to 43.7% in the 1998 Period primarily due to better utilization of certain fixed overhead costs.

      Gross Profit. Gross profit increased $4.1 million, or 15.1%, from $27.3 in the 1997 Period to $31.4 million in the 1998 Period primarily due to the increase in revenue. As a percentage of revenue, gross profit increased from 55.3% in the 1997 Period to 56.3% in the 1998 Period.

      Operating Expenses. Operating expenses increased $3.2 million, or 15.5%, from $21.2 million in the 1997 Period to $24.4 million in the 1998 Period primarily due to the costs of establishing the corporate office and higher selling expenses associated with increased revenue. As a percentage of revenue, operating expenses increased from 42.8% in the 1997 Period to 43.7% in the 1998 Period primarily due to the costs of establishing the corporate office.

COMBINED LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 1998, the Company had, on a combined pro forma basis, after giving effect to the Combination, the IPO and the application of net proceeds from the IPO, cash of $6.0 million and outstanding indebtedness of $1.2 million.

      On April 8, 1998, the Company entered into a revolving credit facility with Fleet National Bank (the "Credit Facility"), the material terms of which are summarized as follows: The Credit Facility provides the Company with a revolving line of credit of up to $40.0 million, guaranteed by all of the Company's wholly-owned operating subsidiaries and secured by a pledge of the capital stock of the Company's significant wholly-owned operating subsidiaries. The Credit Facility may be used for refinancing of existing indebtedness, post-IPO acquisitions and working capital. The Credit Facility will mature April 28, 2001, and all amounts outstanding thereunder (if any) will be due at such time.

      The Company anticipates that its cash flow from operations, the net proceeds from the IPO and borrowings under the Credit Facility will provide cash sufficient to satisfy the Company's working capital needs, debt service requirements and planned capital expenditures for the next 12 months. The Company has assessed its various information and technology systems and does not believe that it will be required to incur significant costs to correct any Year 2000 deficiencies.

      The Company intends to pursue acquisition opportunities. The Company expects to fund future acquisitions through the issuance of additional common stock, borrowings, including use of amounts available under its Credit Facility, and cash flow from operations. To the extent the Company funds a significant portion of the consideration for future acquisitions with cash, it may have to increase the amount of the Credit Facility or obtain other sources of financing.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") that requires companies to determine reportable segments based on how management makes decisions about allocating resources to the segments and measures their performance. Disclosures for segments are similar to those required under current standards. However, certain new information and quarterly disclosures will be required. In addition, new entity-wide disclosures will be required about products and services and the countries in which material assets are located and that report material revenues. Prior period information disclosed will be restated to comply with FAS
131. The Company will be adopting FAS 131 in fiscal 1999 and it will be applicable for the Company's year-end disclosures. The disclosure requirements under FAS 131 for interim quarters will be applicable for the Company's first quarter disclosures in fiscal 2000. The Company does not expect this statement to have an impact on its reporting requirements.

      In February 1998, the FASB issued Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS 132"). The implementation of FAS 132 will revise certain footnote disclosure requirements and add certain new disclosures related to pension and other retiree benefit plans. However, it does not change the measurement or recognition requirements for those plans. Implementation of FAS 132 is required for the year-end fiscal 1999 disclosure.

This report on Form 10-Q contains statements, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of any number of factors, many of which are beyond the control of management. These factors include an absence of combined operating history, risks of integration, risks of internal growth, risks associated with the acquisition strategy and the effectiveness of management's strategies and decisions, to name a few, and are hereby incorporated by reference from the risk factors and other factors included in the IPO Registration Statement.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      For information regarding recent sales of unregistered securities, reference is made to Item 15 of the IPO Registration Statement. On April 28, 1998, the Company declared a stock dividend having the effect of a 979.0292-for-1 stock split on all shares of common stock outstanding on that date.

      The Company's IPO Registration Statement was declared effective by the Securities and Exchange Commission on April 28, 1998. The offering under the Registration Statement of 2,990,000 shares of common stock by the Company for its account commenced on April 28, 1998, the sale of 2,600,000 shares closed on May 4, 1998 and the sale of the remaining 390,000 shares closed on May 7, 1998. All of the shares of Common Stock registered under the Registration Statement were sold for an aggregate price of $38.9 million (before deducting underwriting discounts and commissions and offering expenses). The managing underwriters of the offering were NationsBanc Montgomery Securities LLC, Salomon Smith Barney and Piper Jaffray Inc. After deducting total expenses comprised of $2.7 million in underwriting discounts and commissions and $3.5 million in offering expenses, the Company received net proceeds from the offering of $32.7 million. Of the $3.5 million in offering expenses, approximately $800,000 represented repayments of advances previously made to the Company by Paul M. Verrochi and Dominic J. Puopolo. Except for such repayments, no offering expenses or underwriting discounts and commissions were paid or are to be paid to directors, officers or their associates, or to any affiliate of the Company or any person(s) owning 10% or more of the Company's Common Stock.

      Of the total net proceeds of the offering, the Company used $22.4 million to pay the cash portion of the consideration for the Founding Companies in the Combination, some of which was received by certain principals of the Founding Companies who became directors of PROVANT in connection with the Combination. The Company also used $5.8 million to retire certain indebtedness of the Founding Companies and approximately $1.0 million to repay advances (not constituting offering expenses) previously made to the Company by Messrs. Verrochi and Puopolo.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      A. EXHIBITS:

         10. Revolving Credit Agreement dated April 8, 1998 between PROVANT, Inc., and Fleet National Bank.

         27. Financial Data Schedule.

      B. REPORTS ON FORM 8-K:

         None.

                                  PROVANT, INC.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PROVANT, INC.


Date: June 10, 1998            By: /s/ RAJIV BHATT
                                   Rajiv Bhatt
                                   Senior Vice President, Treasurer and Chief
                                   Accounting Officer