Form 10-K
period 1998-06-30
PROVANT INC
filed 1998-09-16
CIK 1054853

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
              [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1998

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from           to           .

                        COMMISSION FILE NUMBER 000-23989
                            ------------------------

                                 PROVANT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           04-3395167
         (State or other jurisdiction of                             (I.R.S. Employer
          incorporation or organization)                          Identification Number)
                    67 BATTERYMARCH STREET, SUITE 600, BOSTON, MASSACHUSETTS 02110
                               (Address of principal executive offices)
                                            (617) 261-1600
                         (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                             (Title of each class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of September 10, 1998, 9,995,558 shares of Common Stock were outstanding, of which 5,442,373 were beneficially owned by non-affiliates. The aggregate market value of shares held by non-affiliates was approximately $73,472,036, based on the last sale price of the Common Stock on such date as reported by the Nasdaq National Market.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of PROVANT's definitive Proxy Statement for its Annual Meeting of Stockholders, which will be filed within 120 days of the end of PROVANT's fiscal year ended June 30, 1998, are incorporated by reference into Part III hereof as provided therein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

     PROVANT, Inc. ("PROVANT" or the "Company") provides a broad range of training and development services and products to Fortune 1000 companies, other large and medium-sized corporations and government entities. The Company's services and products are designed to increase the productivity of organizations by improving employee selection, recruitment and retention; enhancing employee work skills; developing employee management and leadership skills; and facilitating organizational assessment, direction and change. The Company offers both customized and off-the-shelf services and products that are designed to provide measurable improvements in employee performance and productivity. The Company delivers its services and products through multiple delivery methods, including instructor-led classroom training and seminars, certification of client employees as instructors ("train-the-trainer"), interactive multimedia software (such as CD-ROM) and distance-based media (such as video conferencing, intranets and the Internet). The Company resulted from the May 1998 acquisition, in separate combination transactions (collectively, the "Combination"), of the following seven providers of training and development services and products (collectively, the "Founding Companies"): Behavioral Technology, Inc. ("BTI"), Decker Communications, Inc. ("Decker"), J. Howard & Associates, Inc. ("J. Howard"), Robert Steinmetz, Ph.D., and Associates, Inc., d/b/a Learning System Sciences, Inc. ("LSS"), MOHR Retail Learning Systems, Inc. ("MOHR"), Novations Group, Inc. ("Novations") and Star Mountain, Inc. ("Star Mountain"). Subsequent to the Combination, the Company has acquired two businesses. In July 1998, the Company acquired by merger KC Resources Creative Solutions, Inc. ("KC Resources"), a provider of training and instructional design and development services based in the Washington, DC metropolitan area. In September 1998, the Company purchased all of the issued and outstanding capital stock of American Media Incorporated ("AMI"), a producer and distributor of training and development products headquartered in West Des Moines, Iowa. The seven Founding Companies, KC Resources and AMI (collectively, the "Operating Companies" and each an "Operating Company") are recognized leaders in their respective fields and have developed a wide range of services and products, a substantial knowledge base created from years of research and development, and a well-established client base. The Company's objective is to become the leading single source provider of high-quality training and development services and products that are distributed through multiple delivery methods.

BUSINESS STRATEGY

     The Company's objective is to meet a significant portion of the training and development needs of Fortune 1000 companies, other large and medium-sized corporations and government entities. To achieve this objective, the Company is pursuing a business strategy with the following key elements:

     OFFER VALUE-ADDED, HIGH-QUALITY TRAINING. The Company is committed to providing value-added training and development services and products that result in measurable improvement in the workplace performance of employees. The Company's services and products are based upon well-researched methodologies, processes and content, and typically have been developed, refined and used successfully over many years. Many of the Operating Companies' executives have advanced degrees and are regarded as leaders in their respective areas. The Company strives to offer high-quality training by continually updating its content to reflect changing industry trends and client preferences.

     PROVIDE A BROAD RANGE OF SERVICES AND PRODUCTS. The Company seeks to provide its clients with a broad range of high-quality training and development services and products in both customized and off-the-shelf formats. These services and products cover: employee selection, recruitment and retention; employee work skills enhancement; employee management and leadership skills; and organizational assessment, direction and change. Specifically, the Company assists organizations and their employees in, among other things, determining and implementing hiring criteria, increasing workplace diversity awareness, improving communication skills, increasing point-of-sale efficiencies, working in a team environment and soliciting and analyzing employee feedback. In addition, the Company provides strategic consulting services to its clients, which are enhanced by the Company's ability to offer complementary training and development services and products.

     UTILIZE MULTIPLE DELIVERY METHODS. The Company offers multiple delivery methods for its services and products, including instructor-led seminars, train-the-trainer, interactive multimedia software (such as CD-ROM) and distance-based media (such as video conferencing, intranets and the Internet). Two of the Operating Companies, LSS and Star Mountain, have substantial expertise in delivery technology which the Company intends to apply to many of the services and products of the other Operating Companies. By offering multiple delivery methods, the Company believes that it can better serve the needs, resource constraints and cost requirements of its clients.

     DEVELOP LONG-TERM CLIENT RELATIONSHIPS. The Company seeks to develop long-term relationships with clients to whom it can provide a full complement of services and products on a recurring basis. Many of the Company's long-term clients purchase its services and products on an on-going basis after the initial delivery of services and products. For example, after a train-the-trainer seminar where the Company certifies a client's instructors, the Company continues to receive a fee on a participant or site basis as the certified instructors continue to train the client's employees. The Company also offers updated, related or new services and products to its clients in order to generate recurring revenue.

     EMPLOY A DECENTRALIZED MANAGEMENT STRUCTURE. The Company believes that the experienced management teams of the Operating Companies have a valuable understanding of their respective training and development markets and have established strong client relationships. The Company currently operates with a decentralized management structure under which management at each of the Operating Companies makes most of the day-to-day operating decisions and has primary responsibility for the profitability and growth of its business. The Company utilizes stock ownership as well as appropriate incentive compensation to ensure that management's objectives at each of the Operating Companies are aligned with those of the Company.

     IMPLEMENT BEST PRACTICES AND ACHIEVE OPERATING EFFICIENCIES. The Company is evaluating the operating policies and procedures of the Operating Companies in order to identify and implement Company-wide best practices in areas such as marketing, sales, product development, human resource policies and recruiting. In addition, the Company believes that it can achieve operating efficiencies and cost savings by more efficiently utilizing the Company's facilities and gaining greater purchasing power in areas such as travel, employee benefits and communications.

GROWTH STRATEGY

     The Company's objective is to become the leading single source provider of high-quality training and development services and products to Fortune 1000 companies, other large and medium-sized corporations and government entities. Key elements of the Company's growth strategy include:

     CAPITALIZE ON CROSS-SELLING OPPORTUNITIES. The Company believes that significant opportunities exist for each Operating Company to cross-sell its services and products to clients of the other Operating Companies. Prior to joining with the Company, each of the Operating Companies established strong relationships with its clients but could offer its clients only a limited selection of training and development services and products. The Company intends to capitalize on the services and products of each of the Operating Companies by emphasizing and aggressively cross-selling its broad range of training and development services and products to its collective client base.

     IMPLEMENT AGGRESSIVE SALES AND MARKETING STRATEGY. The Company is pursuing an aggressive sales and marketing strategy designed to establish new client relationships and expand existing relationships. Specifically, the Company is:
(i) hiring additional salespeople to supplement the existing sales efforts of the Operating Companies; (ii) establishing a nationwide telemarketing program focusing primarily on medium-sized corporations; and (iii) participating in a greater number of conferences and trade shows. The Company intends to direct its centralized marketing campaign to both new clients and additional contacts within existing clients (e.g., targeting upper levels of management if previous services provided by an Operating Company were marketed to middle management). In addition, the Company intends to pursue relationships with regional colleges and vocational/technical schools in order to market its services and products to small and medium-sized companies and their employees. The Company also intends to establish a national brand identification under the PROVANT name, while preserving the value of the established names, trademarks and client relationships of the Operating Companies.

     EXPAND SERVICE AND PRODUCT OFFERINGS. The Company intends to broaden its offerings of training and development services and products by developing or acquiring new or complementary services and products. For example, the Company currently is introducing a new employee recruitment product, based upon its Behavioral Interviewing(R) process, that teaches clients how to recruit in a tight labor market. In addition, the Company intends to capitalize on its expertise in certain industries, such as the retail industry, by customizing services and products for other similar industries, such as the hospitality, transportation and healthcare industries.

     PURSUE STRATEGIC ACQUISITIONS. The Company intends to pursue strategic acquisitions in order to: (i) offer services or products complementary to those it currently offers; (ii) gain expertise in new areas of training and development; (iii) access new technology to expand the scope and quality of delivery methods; and (iv) establish or enhance client relationships. The Company seeks to acquire companies with strong management, profitable operating results and leading positions within their respective markets. The Company believes that acquisitions of this nature will improve its ability to be the leading single source provider of high-quality training and development services and products.

     LEVERAGE INVESTMENTS IN TECHNOLOGY AND DEPLOY LEADING TECHNOLOGIES. A key element of the Company's strategy is to capitalize on the technology investments of the Operating Companies in order to deliver training and development services and products to its clients in the most effective manner. For example, the Company intends to apply the technical expertise of LSS and Star Mountain, which provide training through interactive multimedia software, to convert certain products of other Operating Companies to interactive multimedia software formats, such as CD-ROM. The Company intends to deploy leading technologies in the delivery of many of its services and products, including delivery through distance-based media, such as video conferencing, intranets and the Internet, that can provide interactive training to employees at multiple locations.

TRAINING AND DEVELOPMENT SERVICES AND PRODUCTS

     The Company's training and development services and products assist organizations in four principal areas: (i) employee recruitment, selection and retention; (ii) employee work skills; (iii) employee management and leadership skills; and (iv) organizational assessment, direction and change. Through these services and products, the Company's clients can improve the quality of employees entering the organization, the performance of employees within the organization, and the ability of the organization as a whole to undergo change. The Company offers services and products which are off-the-shelf as well as customized to meet the specialized needs of particular clients. The following table illustrates the principal training and development areas covered by the Company's services and products:

 EMPLOYEE RECRUITMENT,                                      EMPLOYEE MANAGEMENT        ORGANIZATIONAL ASSESSMENT,
SELECTION AND RETENTION       EMPLOYEE WORK SKILLS         AND LEADERSHIP SKILLS          DIRECTION AND CHANGE
-----------------------      -----------------------      -----------------------      --------------------------
Interviewing candidates      Customer service             Analyzing employee           Strategic consulting
Identifying specific         training                     feedback                     Understanding employee
job   competencies           Public speaking              Presentation skills          perceptions
Retaining employees          Spoken communication         training                     Assessing organizational
Addressing sexual            training                     Coaching peers and           abilities and direction
  harassment                 Buyer negotiating            colleagues                   Measuring customer
Facilitating diversity       Point-of-sale training       Managing retail stores       satisfaction
                             General retail sales         Communicating with           Designing quality control
                             training                     subordinates                 processes
                             Specialized government       Understanding diversity      Changing corporate
                             job training                 issues                       culture
                             Industrial skills
                             training

     EMPLOYEE RECRUITMENT, SELECTION AND RETENTION. The Company offers services and products designed to assist clients in hiring and retaining effective employees. In particular, the Company helps clients understand the skills required of their employees, implement more effective recruitment, selection and retention processes to maximize employee productivity, and reduce turnover rates. Through one of the Company's products, Behavioral Interviewing(R), managers learn how to identify specific job competencies required for success, interview prospective candidates and evaluate their skills. SkilMatch(R), a related product, is an interactive software program designed to streamline the process of developing structured interviews and ensure a consistent selection process. Complementing these products are the Company's outplacement services, which it provides to several federal government agencies to assist in work force restructuring, and its diversity enhancement services, which facilitate employee retention and development.

     EMPLOYEE WORK SKILLS. The Company offers services and products designed to provide or improve the skills necessary to perform a particular task or job. These skills include public speaking/presentation, negotiation, general retail sales, point-of-sale device operation, direct store delivery (receiving) and customer service. Several of the Company's products, including The POS Simulator, Direct Store Delivery Simulator, Cashier Ready and Produce Identification Trainer, are designed to increase employee productivity in the retail workplace by simulating important retail situations and environments in interactive multimedia formats. Many of these products allow clients to measure the effectiveness of the training. Another Company product, Effective Communicating(TM), is a two-day workshop designed to enable clients' key staff members to become more effective in public speaking, sales and other types of oral communication. The Company also offers specialized industrial skills training for government and corporate clients.

     The Company provides customized work skills training to numerous federal government entities and various state and local government entities. Most of the services and products offered in this area involve the training of employees to perform tasks that are unique to certain government jobs. For instance, the Company has prepared courses for the Department of Defense covering topics from technology applications for military aircrews to basic medical care and medical management information systems for Army and Navy healthcare personnel. Courses prepared for other federal agencies include Reengineering and Process Mapping for the Department of Education, Principles of Purchasing for the Postal Service, Introductory Correctional Training for the Bureau of Prisons, and Training in the Use of Traffic Records for Problem Identification for the National Highway Traffic Safety Administration. Typically, these training courses and course materials are custom-designed by experts from the Company working closely with members of the respective government entities.

     EMPLOYEE MANAGEMENT AND LEADERSHIP SKILLS. The Company offers services and products that are designed to improve employees' operational management, supervisory and leadership skills. In particular, the Company helps managers to create constructive feedback processes, operate retail stores, monitor, motivate and communicate with subordinates and understand diversity issues. Managing Individual and Team Effectiveness (MITE(R)), one of the Company's products, is designed to provide managers in complex work environments with "360-degree" feedback on their management skills. Another product, Retail Management Series III (RMSIII), is a multi-component and highly adaptable program designed to enhance managers' retail communication and coaching skills in order to improve the productivity and profitability of their salespeople. A third product, Managing Inclusion, is a multi-day session designed to help individual managers and client companies enhance understanding of workplace diversity, build morale and satisfaction in the work force, and increase productivity through more effective team relationships.

     ORGANIZATIONAL ASSESSMENT, DIRECTION AND CHANGE. The Company provides services and products designed to help organizations assess their strategic direction and implement and manage change. The Company provides strategic consulting services that help improve overall workplace performance by assisting clients in, among other things, clarifying and communicating their business strategies and redesigning their organizations and business processes. The Company also provides its clients with a variety of survey tools by which feedback can be gathered and analyzed on either an organizational or individual basis. The Company develops the survey forms and methodologies, conducts the surveys, and collects and analyzes the data for its corporate clients.

DELIVERY METHODS

     The Company offers multiple delivery methods for its training services and products. By doing so, the Company believes that it can better serve the particular needs, resource constraints, cost requirements and cultures of its clients. Most of the Company's services and products currently are delivered through instructor-led and train-the-trainer seminars; however, the Company also delivers certain of its products on interactive multimedia software or through distance-based methods. The Company's primary delivery methods are described below.

     INSTRUCTOR-LED TRAINING AND SEMINARS. The Company delivers its programs to clients' employees primarily through the use of either dedicated Company instructors or certified contract instructors. Most of the Company's instructor-led training is delivered at clients' facilities, although the Company also delivers certain programs at its own training facilities. In some cases, the Company's programs are delivered in a public seminar format to a small group of individuals from multiple client companies. The Company provides textual materials and, in some cases, video tapes as a part of its instructor-led programs. In addition, the Company sells related published materials in connection with these programs. The Company also develops custom courseware that ultimately is delivered by instructors (often client employees) who are not certified by or otherwise affiliated with the Company. The Company's courses and programs generally range in length from a few hours to several days and include from one to hundreds of participants.

     TRAIN-THE-TRAINER. For several of its services and products, the Company's instructors train and certify qualified employees of clients in an instructor-led program. The certified client employees then are licensed to use the Company's methodologies and materials to train other employees of the client in instructor-led classes at client sites. The Company supplies training materials for these classes and on-going training for the certified trainers. The Company receives fees for the employee-led classes on either a participant or site basis.

     INTERACTIVE MULTIMEDIA SOFTWARE. The Company delivers several of its products on interactive multimedia software, such as CD-ROMs. Because of the demonstrated higher rates of learning and retention achieved through interactive multimedia training, the Company plans to convert to CD-ROM and other interactive multimedia software several of its products that to date have been offered only in the instructor-led or train-the-trainer formats.

     DISTANCE-BASED MEDIA. The Company currently delivers a limited number of its products through distance-based media, such as satellite or other video conferencing, intranets and the Internet. The Company intends to seek new technologies that will allow it to deliver its product offerings to clients more effectively. In particular, the Company believes that more of its products will be offered through the Internet and more clients will seek Internet-delivered training as the bandwidth of Internet access increases.

OTHER SERVICES AND PRODUCTS

     In addition to its training and development services and products, the Company also provides certain other services and products including computer network security research and development (primarily for federal government entities) and computer network design, sales, installation and support (primarily for corporations).

CLIENTS

     The Company seeks to establish long-term relationships with Fortune 1000 companies, other large and medium-sized corporations and government entities with substantial training and development needs. The Company has developed a broad client base of over 1,300 corporations, with no corporate client accounting for more than 5% of the Company's pro forma combined revenue during fiscal 1998.

     Star Mountain derives a substantial majority of its revenues from customized training and development services and products delivered to entities affiliated with the federal government. During fiscal 1998, Star Mountain's training and development work for federal government clients generated approximately 28% of the Company's pro forma combined revenue. Star Mountain also provides services and products to state and local government entities.

SALES AND MARKETING

     Historically, the Operating Companies have used a variety of sales strategies. The majority of the Operating Companies maintain dedicated salespersons who seek to identify leads, qualify prospects and close sales related to their specific training services and products. In some instances, the salespersons also serve as the instructors or consultants for such services and products. Generally, each of the Operating Companies targets its prospects primarily through direct sales, public seminars, client referrals and a variety of media, including direct mailings, the Operating Companies' web sites and trade publications. In addition, several of the Operating Companies are able to obtain clients as a result of the visibility of their principals, who have published articles and books, appeared on television news shows or otherwise created a strong reputation in their various fields of training. The Company currently markets its services and products to its clients mainly through their human resources personnel, business unit managers or regional managers and, to a lesser extent, through senior executives. However, the Company intends to focus increasingly on marketing to senior executives of both existing and targeted clients through initial contacts made by members of the Company's Board of Directors and senior management, as well as by the principals of the Operating Companies.

     The Company generates significant revenues through sales of services and products to government entities. Typically, these sales occur through a competitive bidding process started by a government entity's issuance of a request for proposal ("RFP") for a contemplated project. The Company may submit a proposal on its own behalf or as a subcontractor to another company. Many services and products delivered to federal government agencies are provided through orders placed under a General Services Administration ("GSA") Supply Schedule contract and under Office of Personnel Management/Training Management Assistance ("OPM"). The Company is one of only a few training providers authorized under both funding mechanisms. The Company (through Star Mountain) benefits from its status as a preferred provider under certain funding mechanisms (including the GSA and OPM vehicles) which allow it to negotiate contracts without an RFP.

     The Company expects to capitalize on cross-selling opportunities among the clients of the Operating Companies. The Company intends to hire additional salespeople to supplement the existing sales efforts of the Operating Companies and establish a nationwide telemarketing program focusing on medium-sized corporations. In addition, the Company is developing a marketing and advertising program to establish a national brand identification under the PROVANT name, while preserving the value of the established names, trademarks and customer relationships of the Operating Companies.

COMPETITION

     The training and development industry is highly fragmented and competitive, and the Company expects this competition to increase. The Company believes the principal competitive factors in the industry are the strength of client relationships, quality, price and breadth of service and product offerings, quality and number of delivery methods, reputation, and the ability to provide customized services and products. Some of the Company's competitors have significantly greater financial, managerial, technical, marketing and other resources than the Company. Moreover, the Company expects that it will face additional competition from new entrants into the training and development market due, in part, to the evolving nature of the market and the relatively low barriers to entry.

     The Company competes with thousands of privately-held training companies, most of which provide a limited range of services and products. In addition to these small competitors, a number of larger companies are engaged in the business of providing training and development services and products, including Times Mirror Training Group (a subsidiary of the Times Mirror Company), The Forum Corporation, Development Dimensions International, Wilson Learning Corporation and several large publishers of professional reference materials who recently have entered the industry. The Company also competes with large professional service companies such as Andersen Consulting, Ernst & Young LLP, Towers Perrin and others that generally offer training services in conjunction with strategic consulting and other client assignments of larger scope. In addition, many of the Company's clients and potential clients have internal training departments.

     The Company's competitors for government contracts include service companies such as Booz Allen, as well as contract suppliers of equipment to the government such as Raytheon Company, McDonnell-Douglas Corporation and Lockheed Martin Corporation.

INTELLECTUAL PROPERTY

     The Company regards many of its training and development services and products as proprietary and relies primarily on a combination of statutory and common law copyright, trademark, service mark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. Notwithstanding this, a third party or parties could copy or otherwise obtain and use the Company's products in an unauthorized manner or use these products to develop training and development processes that are substantially similar to those of the Company. The Company's products generally do not include any mechanisms to prohibit or prevent unauthorized use by third parties. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar training products and delivery methods. Additionally, there can be no assurance that third parties will not claim that the Company's current or future products and/or services infringe on the proprietary rights of others.

EMPLOYEES

     As of June 30, 1998 the Company employed approximately 737 full-time and part-time employees and believes that its relationships with its employees are good.

INDEPENDENT CONTRACTORS

     The Company provides certain of its services and products through independent contractors, which as of June 30, 1998, numbered approximately 140. The Company does not pay federal employment taxes or withhold income taxes with respect to these independent contractors or include them in the Company's employee benefit plans.

ITEM 2.  PROPERTIES

     The Company leases its principal executive office located in Boston, Massachusetts, and maintains 23 additional leased office locations in 12 states and one in Canada. The remaining terms of the Company's leases are less than eight years. The Operating Companies' principal offices are located in:
Alexandria, Virginia; Cabin John, Maryland; Lexington, Massachusetts; Memphis, Tennessee; North Hollywood and San Francisco, California; Provo, Utah; and Ridgewood, New Jersey. Certain of the Founding Companies also maintain branch offices. The Company believes that its facilities are adequate to serve its current level of operations. If additional facilities are required, the Company believes that suitable additional or alternative space will be available as needed on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is from time to time a party to litigation arising in the ordinary course of business. Management believes that no pending legal proceeding will have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     From April 28, 1998 (the date on which the Company became subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended) through the end of the Company's fourth fiscal quarter, no matters were submitted to a vote of security holders.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Paul M. Verrochi, age 49, has been Chairman of the Board and Chief Executive Officer of the Company since May 1998. Prior to the Company's initial public offering of Common Stock (the "IPO"), Mr. Verrochi was President and a director of the Company. Mr. Verrochi also is Chairman, co-founder and a principal of American Business Partners LLC ("ABP"). In 1992, Mr. Verrochi co-founded American Medical Response, Inc. ("AMR"), which prior to its acquisition by Laidlaw Inc. in January 1997 was the largest provider of ambulance services in the United States. From August 1992 to January 1996, Mr. Verrochi served as AMR's President and Chief Executive Officer, and until January 1997 he also served as the Chairman of the Board of Directors. Mr. Verrochi was selected as the 1995 National Entrepreneur of the Year for Emerging Growth Companies by Inc. Magazine. Mr. Verrochi serves as an advisory board member to numerous charitable foundations, including the New England Aquarium and the Boston Symphony Orchestra. Mr. Verrochi is Chairman of BridgeStreet Accommodations, Inc. and a director of Coach USA, Inc. Mr. Verrochi received his Bachelor of Science degree from the United States Merchant Marine Academy at Kings Point, New York.

     John H. Zenger, age 66, has been President and a director of the Company since May 1998. Prior to the IPO, from May 1997 until May 1998, Mr. Zenger was a consultant to the Company. From April 1992 to November 1996, Mr. Zenger was employed in various capacities, including Vice President and Chairman, by the Times Mirror Training Group, one of the nation's largest training companies, consisting of Kaset, Learning International and Zenger Miller, the company that he founded in 1977. Mr. Zenger has taught at the University of Southern California School of Business and the Stanford Graduate School of Business. Mr. Zenger received his Doctorate degree in Business Administration from the University of Southern California, his Masters in Business Administration from the University of California, Los Angeles and his Bachelor of Science degree from Brigham Young University.

     Dominic J. Puopolo, age 55, has been Executive Vice President and Chief Financial Officer of the Company since May 1998. Mr. Puopolo also has served as a director of the Company since November 1996. Prior to the IPO, Mr. Puopolo also was Treasurer of the Company. Mr. Puopolo is a co-founder and principal of ABP. In 1992, Mr. Puopolo co-founded AMR. From August 1992 to January 1996, Mr. Puopolo served as Executive Vice President, Chief Financial Officer, Treasurer and a member of the Board of Directors of AMR. Mr. Puopolo serves as a member of the Board of Trustees of Emerson College of Communications and is Chairman of its Resource Development Committee. Mr. Puopolo also serves on the Executive Committee of the Boston University School of Medicine and is a member of the Board of Trustees of Northeastern University. Mr. Puopolo, a Certified Public Accountant, is a member of the Massachusetts Society of Certified Public Accountants, The American Institute of Certified Public Accountants and the National Association of Accountants. Mr. Puopolo received his Masters in Business Administration degree from Suffolk University and his Bachelor of Science degree in Business Administration from Northeastern University.

     Rajiv Bhatt, age 40, has been Senior Vice President, Treasurer and Chief Accounting Officer of the Company since May 1998. Prior to the IPO, from August 1997 until May 1998, Mr. Bhatt was a consultant to the Company. From September 1994 to August 1997, Mr. Bhatt was Executive Vice President, Chief Financial Officer and Treasurer of Summit Technology, Inc., a publicly-traded manufacturer of ophthalmic laser systems. From September 1988 to September 1994, Mr. Bhatt was Chief Financial Officer, Secretary and a member of the Board of Directors of Carlisle Plastics, Inc., a publicly-traded plastics manufacturer. Also from September 1988 to September 1994, Mr. Bhatt was Chief Financial Officer of Carlisle Capital Corporation, a privately held mergers and acquisitions company. Mr. Bhatt serves as a director of Big Brothers Association of Boston. Mr. Bhatt, a Certified Public Accountant, received his Masters in Business Administration degree from the University of Michigan and his Bachelor of Commerce degree from the University of Bombay.

     Philip Gardner, age 35, has been Vice President of the Company since May 1998. Prior to the IPO, from February 1997 until May 1998, Mr. Gardner was a consultant to the Company. From August 1994 to December 1996, Mr. Gardner was a consultant for McKinsey & Company ("McKinsey"), a management consulting firm. Prior to joining McKinsey, from 1985 to 1992, Mr. Gardner was an officer and a highly decorated strike fighter pilot in the United States Navy. Mr. Gardner received his Masters in Business Administration degree from Harvard Graduate School of Business Administration and his Bachelor of Arts degree in Government from Harvard College.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     PRICE RANGE OF COMMON STOCK

     The Company's common stock (the "Common Stock") is quoted on the Nasdaq National Market ("Nasdaq") under the symbol "POVT." From April 29, 1998 (the first day of trading on Nasdaq) through June 30, 1998, the high and low sale prices for the Common Stock as reported by Nasdaq were $22.50 and $16.00, respectively. On September 10, 1998, the last sale price of the Common Stock was $13.50 as reported by Nasdaq and there were 113 holders of record of Common Stock.

     DIVIDEND POLICY

     The Company intends to retain all of its earnings, if any, to finance the expansion of its business and for general corporate purposes, and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Any future determination as to the payment of dividends on the Common Stock will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's future earnings, if any, the operating and financial condition of the Company, its capital requirements, general business conditions and any other factors the Board of Directors of the Company may consider. In addition, the Company's credit facility currently restricts the Company's ability to pay dividends without the consent of the lender.

     RECENT SALES OF UNREGISTERED SECURITIES

     On July 20, 1998, in connection with the acquisition by merger of KC Resources, the Company issued to KC Resources' sole stockholder 200,000 shares of Common Stock. The transaction was exempt from registration by virtue of
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 promulgated thereunder.

     USE OF PROCEEDS

     In its Quarterly Report on Form 10-Q for the three months ended March 31, 1998, the Company previously detailed uses of $29.2 million of the $32.7 million in net proceeds raised from the IPO, which was made pursuant to the Company's Registration Statement on Form S-1 (File No. 333-46157). In addition to the previously detailed uses, the Company used $2.4 million of the net proceeds for the acquisition of KC Resources in July 1998 and the remaining $1.1 million of the net proceeds was used to partially fund the acquisition of AMI in September 1998.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The Company acquired the Founding Companies simultaneously with the consummation of the IPO. The following data presents selected historical financial data for the Company (including the accounts of the Founding Companies from their date of acquisition in the Combination), which has been derived from the Company's audited financial statements included elsewhere herein. The following data also presents selected unaudited pro forma combined financial data for the Company that is adjusted for: (i) the consummation of the Combination; (ii) certain pro forma adjustments to the historical financial statements of the Company and the Founding Companies; and (iii) the consummation of the IPO and the application of the net proceeds. See the Company's historical financial statements and Unaudited Pro Forma Combined Financial Statements and notes thereto.

                                                           HISTORICAL                 PRO FORMA COMBINED(1)
                                               -----------------------------------   ------------------------
                                                   PERIOD FROM
                                                NOVEMBER 16, 1996
                                               (DATE OF INCEPTION)                     YEAR ENDED JUNE 30,
                                                       TO             YEAR ENDED     ------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)     JUNE 30, 1997      JUNE 30, 1998      1997         1998
---------------------------------------------  -------------------   -------------   ----------   -----------
                                                                                           (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
Total revenue..............................         $       --        $   14,189     $   68,846   $    78,062
Cost of revenue............................                 --             6,374         30,967        33,578
                                                    ----------        ----------     ----------   -----------
Gross profit...............................                 --             7,815         37,879        44,484
Selling, general and administrative
  expenses (2).............................                149            10,447         28,663        33,832
Goodwill amortization (3)..................                 --               245          1,335         1,335
                                                    ----------        ----------     ----------   -----------
Income (loss) from operations..............               (149)           (2,877)         7,881         9,317
Interest income (expense), net.............                 --              (220)            44             5
                                                    ----------        ----------     ----------   -----------
Income (loss) before income taxes..........               (149)           (3,097)         7,925         9,322
Provision (benefit) for income taxes (4)...                 --              (203)         3,704         4,262
                                                    ----------        ----------     ----------   -----------
Net income (loss)..........................         $     (149)       $   (2,894)    $    4,221   $     5,060
                                                    ==========        ==========     ==========   ===========
Earnings (loss) per common share: basic....             $(0.08)           $(0.67)         $0.43         $0.52
                                                    ==========        ==========     ==========   ===========
Earnings (loss) per common share: diluted...            $(0.08)           $(0.67)         $0.42         $0.50
                                                    ==========        ==========     ==========   ===========
Shares used in computing basic earnings
  (loss) per common share (5)..............          1,950,520         4,350,169      9,795,558     9,795,558
Shares used in computing diluted earnings
  (loss) per common share (5)..............          1,950,520         4,350,169     10,168,889    10,168,889

                                                        HISTORICAL
                                                     ----------------
                                                         JUNE 30,
                                                     ----------------
              (DOLLARS IN THOUSANDS)                 1997      1998
              ----------------------                 -----   --------
BALANCE SHEET DATA:
Working capital (deficit)..........................  $(297)  $ 11,107
Total assets.......................................    151     86,358
Long-term debt, net of current portion.............     --        874
Stockholders' equity (deficit).....................   (147)    66,499

---------------

(1) The pro forma combined statement of operations data assumes that the Combination and the IPO were consummated on July 1, 1996, and is not necessarily indicative of the results the Company would have obtained if these events actually then occurred or of the Company's future results. The pro forma combined statement of operations data is based on preliminary estimates, available information and assumptions that management deems appropriate, and should be read in conjunction with the other financial statements and notes thereto included elsewhere in this Report.

(2) Reflects in the pro forma data the elimination of (i) a non-recurring fee of $750,000 in the year ended June 30, 1998 for information related to the training industry, (ii) non-cash compensation expense totaling $686,000 for the year ended June 30, 1998 related to the issuance of Common Stock and stock options to officers of and consultants to the

    Company, (iii) non-recurring legal and accounting fees related to the Combination and the IPO totaling $588,000 for the year ended June 30, 1998 and (iv) the compensation differential. The compensation differential represents pro forma adjustments to salary, bonuses and benefits paid to certain pre-Combination owners of the Founding Companies to certain levels to which they have agreed prospectively. For the years ended June 30, 1997 and 1998, the compensation differential was approximately $5.6 million and $6.5 million, respectively

(3) Reflects in the pro forma data amortization of the goodwill being recorded as a result of the Combination over a 40-year period.

(4) Assumes in the pro forma data that all income is subject to an effective corporate income tax rate of 40%, and all goodwill from the Combination is non-deductible.

(5) The pro forma basic shares consist of: (i) 3,459,341 shares issued in May 1998 to the stockholders of the Founding Companies in the Combination; (ii) 3,346,217 shares outstanding prior to the Combination and the IPO; and (iii) 2,990,000 shares sold in the IPO. The pro forma diluted shares include the basic shares and common stock equivalents calculated under the treasury stock method.

                     STAR MOUNTAIN SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     PROVANT reports operating results commencing with its inception on November 16, 1996. For the purpose of providing five full years of selected historical financial data, as required under the Securities Act, the following historical selected financial data for Star Mountain, a significant predecessor company, is presented. The selected data for the years ended December 31, 1995, 1996 and 1997 and the period January 1, 1998 to May 4, 1998 is derived from, and should be read in conjunction with, Star Mountain's audited financial statements (and the notes thereto) appearing elsewhere in this Report on Form 10-K. The selected data for the years ended December 31, 1993 and 1994 are derived from Star Mountain's audited financial statements for those years. The data presented below is neither comparable to nor indicative of Star Mountain's post-Combination financial position or results of operations.

                                                           YEAR ENDED DECEMBER 31,                PERIOD FROM
                                                ---------------------------------------------   JANUARY 1, 1998
                                                 1993     1994     1995      1996      1997      TO MAY 4, 1998
                                                ------   ------   -------   -------   -------   ----------------
STATEMENT OF OPERATIONS DATA:
  Total revenue...............................  $8,293   $9,731   $14,306   $16,313   $23,775       $ 11,052
  Cost of revenue.............................   5,418    6,350     8,668     9,457    14,504          6,109
                                                ------   ------   -------   -------   -------       --------
  Gross profit................................   2,875    3,381     5,638     6,856     9,271          4,943
  Selling, general and administrative
    expenses..................................   2,619    2,973     4,411     5,476     7,591          3,650
                                                ------   ------   -------   -------   -------       --------
  Income from operations......................     256      408     1,227     1,380     1,680          1,293
  Interest and other income (expense), net        (150)    (194)     (235)     (379)     (406)          (137)
                                                ------   ------   -------   -------   -------       --------
  Income before provision for income taxes....     106      214       992     1,001     1,274          1,156
  Provision for income taxes(1)...............      --       --        --       397       546            457
                                                ------   ------   -------   -------   -------       --------
  Net income..................................  $  106   $  214   $   992   $   604   $   728       $    699
                                                ======   ======   =======   =======   =======       ========
  Earnings per common share: basic............  $ 0.01   $ 0.02   $  0.11   $  0.07   $  0.09       $   0.09
                                                ======   ======   =======   =======   =======       ========
  Earnings per common share: diluted..........  $ 0.01   $ 0.02   $  0.11   $  0.07   $  0.08       $   0.08
                                                ======   ======   =======   =======   =======       ========
  Shares used in computing basic earnings per
    common share..............................   8,443    8,821     8,825     8,422     8,078          8,074
  Shares used in computing diluted earnings
    per common share..........................   9,271    9,058     8,963     8,565     8,823          8,871
BALANCE SHEET DATA:
  Working capital.............................  $  583   $  847   $   942   $   871   $    64
  Total assets................................   3,231    3,507     4,775     5,983    10,677
  Long term debt, net of current portion......      --       --        --        --       304
  Stockholders' equity........................   1,021    1,274     1,859     2,010     2,778

---------------
(1) Through December 31, 1995, Star Mountain had elected to be treated as an S corporation and, accordingly, there was no provision for income taxes for periods ending on or prior to that date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements as a result of any number of factors, including the risk factors set forth in the Company's Registration Statement on Form S-4 (File No. 333-57733).

INTRODUCTION

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

     The Company resulted from the May 1998 acquisition, in separate combination transactions (collectively, the "Combination"), of seven providers of training and development services and products (collectively, the "Founding Companies"). The seven Founding Companies are recognized leaders in their respective fields and have developed a wide range of services and products, a substantial knowledge base created from years of research and development, and a well-established client base. In July 1998, the Company acquired KC Resources, a training and instructional design and development company. In September 1998, the Company acquired AMI, a producer and distributor of training and development products.

     The Company receives revenue from five main areas: (i) instructor-led and train-the-trainer seminars; (ii) license fees; (iii) custom services and products; (iv) consulting services; and (v) off-the-shelf products. The Company recognizes revenue from instructor-led training and train-the-trainer seminars, usually on a participant basis, when the training is delivered. From its train-the-trainer arrangements, the Company also recognizes license fees on a per-participant basis when a certified client trainer delivers the Company's courses and materials to other employees of the client. The Company recognizes revenue from a site license at the time the license is granted. The Company generally recognizes revenue from its custom services and products based on the percentage-of-completion method. The Company recognizes revenue from fees for its consulting services, for which it charges an hourly or per diem rate, when the consulting is provided. The Company also recognizes revenue for its off-the-shelf products, such as books or videotapes, when the products are delivered.

     Cost of revenue primarily consists of: (i) salaries and benefits for the Company's instructors, consultants and course designers and costs of independent contractors; and (ii) the cost of developing, designing and producing training courses and materials, including materials costs. As a result, the Company's gross margins are affected by the number of instructors, consultants and course designers and the utilization of such employees during any given period. Selling, general and administrative expenses consist primarily of salaries, benefits and bonuses for the Company's corporate, sales, marketing and administrative personnel, and marketing and advertising expenses for the Company's services and products. Selling, general and administrative expenses also include incentive and discretionary bonuses paid to executives and other key employees. Other selling, general and administrative expenses include non reimbursable travel expenses, rent, depreciation, telecommunication costs, postage and other operating costs.

     Prior to the Combination, the Founding Companies operated as independent, privately-owned entities, and their results of operations reflect varying tax structures (S corporations or C corporations) which influenced the historical level of owners' compensation. The owners and key employees of the Founding Companies agreed in the Combination to certain adjustments in their annual historical salaries, bonuses and benefits. The difference (positive or negative) between the base salary of the owners and key employees of the Founding Companies immediately after the Combination and their salaries, bonuses and benefits during any comparable period is referred to herein as the "Compensation Differential." The aggregate Compensation Differentials for the years ended June 30, 1997 and 1998 were $5.6 million and $6.5 million, respectively, and have been reflected as a pro forma adjustment in the Unaudited Pro Forma Combined Statements of

Operations. The Unaudited Pro Forma Combined Statements of Operations include a provision for income tax as if the Company was taxed as a C corporation.

     As a result of the Combination, the Company expects to realize certain savings over time from: (i) consolidation of certain expenses, such as travel and lodging, advertising, employee benefits, communications, insurance and other general and administrative expenses; and (ii) the Company's ability to borrow at lower interest rates than most of the Founding Companies. At this time, the Company cannot quantify these savings, and it is anticipated that these savings will be offset partially by the costs of being a publicly held company and the incremental increase in costs related to the Company's new management. Neither the anticipated savings nor the anticipated costs have been included in the pro forma financial information of the Company.

     In July 1996, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 97 ("SAB 97"), relating to business combinations immediately prior to an initial public offering, which required that business combinations like the Combination be accounted for using the purchase method of acquisition accounting. Under the purchase method, PROVANT was designated as the accounting acquiror of the Founding Companies in the Combination. Approximately $53.2 million, representing the excess of the fair value of the consideration received in the Combination over the fair value of the net assets acquired, was recorded as goodwill on the Company's balance sheet in the Combination. Goodwill is being amortized as a non-cash charge to the Company's income statement over a 40-year period. The pro forma impact of this amortization expense is approximately $1.3 million per year. The amount amortized, however, will not be deductible for tax purposes.

RECENT ACQUISITIONS

     On July 20, 1998, the Company completed the acquisition of KC Resources, a training and instructional design and development consulting firm based in the Washington, DC area. The consideration paid by the Company was $6.0 million, consisting of $2.4 million in cash and 200,000 shares of Common Stock. This acquisition, which was structured as a merger, will be accounted for as a purchase transaction. The former sole stockholder of KC Resources will be entitled to receive contingent consideration of up to $1.4 million if KC Resources' earnings before interest and taxes for the year ending June 30, 1999 exceeds a specified base amount.

     On September 14, 1998, the Company completed the acquisition of AMI, a producer and distributor of training and development products with its principal headquarters located in West Des Moines, Iowa. The consideration paid by the Company was $11.5 million, consisting of $8.5 million in cash and 230,767 shares of Common Stock. The acquisition, which was structured as a stock purchase, will be accounted for as a purchase transaction. The former owners of AMI will be entitled to receive contingent consideration of up to $11.5 million if AMI's earnings before interest and taxes for the three-year period ended December 31, 2001 exceed a specified base amount.

RESULTS OF OPERATIONS -- UNAUDITED PRO FORMA COMBINED

     The following table sets forth certain selected unaudited pro forma combined financial data for the Company on a pro forma basis and as a percentage of revenue for the periods indicated. Due to rounding of percentage amounts, columns do not add to total. For information regarding the pro forma adjustments made to the combined data, see the introductory paragraph and notes 1-3 to the Company's statement of operations data contained under the caption "Selected Consolidated Financial Data."

                                                                   YEAR ENDED JUNE 30,
                                                           ------------------------------------
                                                                       1997                1998
                                                           ----------------    ----------------
                                                                  (DOLLARS IN THOUSANDS)
Total revenue............................................  $68,846    100.0%   $78,062    100.0%
Cost of revenue..........................................   30,967     45.0     33,578     43.0
                                                           -------    -----    -------    -----
Gross profit.............................................   37,879     55.0     44,484     57.0
Selling, general and administrative expenses.............   28,663     41.6     33,832     43.3
Goodwill amortization....................................    1,335      1.9      1,335      1.7
                                                           -------    -----    -------    -----
Income from operations...................................  $ 7,881     11.4%   $ 9,317     11.9%
                                                           =======    =====    =======    =====

UNAUDITED PRO FORMA COMBINED RESULTS FOR THE YEAR ENDED JUNE 30, 1997 ("1997") COMPARED TO THE YEAR ENDED JUNE 30, 1998 ("1998")

     Revenue. Revenue increased $9.2 million, or 13.4%, from $68.9 million in 1997 to $78.1 million in 1998. The increase was primarily due to increased demand for the Company's train-the-trainer seminars and consulting services.

     Cost of Revenue. Cost of revenue as a percentage of revenue decreased from 45.0% in 1997 to 43.0% in 1998 primarily due to better utilization of certain fixed overhead costs.

     Gross Profit. Gross profit increased $6.6 million, or 17.4%, from $37.9 in 1997 to $44.5 million in 1998 primarily due to the increase in revenue. As a percentage of revenue, gross profit increased from 55.0% in 1997 to 57.0% in 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.2 million, or 18.0%, from $28.6 million in 1997 to $33.8 million in 1998 primarily due to the costs of establishing the corporate office and higher selling expenses associated with increased revenue. As a percentage of revenue, selling, general and administrative expenses increased from 41.6% in 1997 to 43.3% in 1998 primarily due to the costs of establishing the corporate office.

RESULTS OF OPERATIONS -- HISTORICAL

     The following historical consolidated financial information represents the operations of the Founding Companies (from May 4, 1998, their date of acquisition in the Combination) and PROVANT on a historical basis. Due to rounding of percentage amounts, column does not add to total. The following historical financial information for the year ended June 30, 1998 includes a non-recurring fee of $750,000 for information related to the training industry, non-cash compensation expense totaling $686,000 related to the issuance of Common Stock and stock options to officers of and consultants to the Company, and non-recurring Combination-related costs of $588,000, and reflects normal recurring corporate costs of PROVANT subsequent to the IPO. This historical consolidated information has been derived from the audited financial statements of the Company included elsewhere herein.

                                                             PERIOD FROM
                                                          NOVEMBER 16, 1996
                                                         (DATE OF INCEPTION)         YEAR ENDED
                                                           TO JUNE 30, 1997         JUNE 30, 1998
                                                        ----------------------    -----------------
                                                                  (DOLLARS IN THOUSANDS)
Total revenue.........................................          $  --             $14,189     100.0%
Cost of revenue.......................................             --               6,374      44.9
                                                                -----             -------    ------
Gross profit..........................................             --               7,815      55.1
Selling, general and administrative expenses..........            149              10,447      73.6
Goodwill amortization.................................             --                 245       1.7
                                                                -----             -------    ------
Loss from operations..................................          $(149)            $(2,877)    (20.3)%
                                                                =====             =======    ======

HISTORICAL RESULTS FOR THE PERIOD FROM NOVEMBER 16, 1996 (DATE OF INCEPTION) TO JUNE 30, 1997 (THE "1997 PERIOD") COMPARED TO THE YEAR ENDED JUNE 30, 1998 ("1998")

     Revenue. Revenue increased from nil in the 1997 Period to $14.2 million in 1998 due to the acquisition of the Founding Companies on May 4, 1998 and the inclusion of their operating results commencing on that date.

     Cost of Revenue. Cost of revenue increased from nil in the 1997 Period to $6.4 million in 1998 due to the acquisition of the Founding Companies on May 4, 1998 and the inclusion of their operating results commencing on that date.

     Gross Profit. Gross profit increased from nil in the 1997 Period to $7.8 million in 1998 due to the acquisition of the Founding Companies on May 4, 1998 and the inclusion of their operating results commencing on that date.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $149,000 in the 1997 Period to $10.4 million in 1998 due to the acquisition of the Founding Companies on May 4, 1998 and the inclusion of their operating results commencing on that date. Prior to the acquisition of the Founding Companies, selling, general and administrative expenses included corporate expenses, consisting primarily of consulting fees and travel to consummate the Combination and the IPO.

LIQUIDITY AND CAPITAL RESOURCES

     On April 8, 1998, the Company entered into a revolving credit facility with Fleet National Bank (as agent), the material terms of which are summarized as follows. The facility provides the Company with a revolving line of credit of up to $40.0 million, guaranteed by all of the Company's significant wholly-owned subsidiaries and secured by a pledge of the capital stock of each of the Company's wholly-owned subsidiaries. The credit facility may be used for refinancing of existing indebtedness, acquisitions, working capital and general corporate purposes. Loans made under the credit facility bear interest, at the Company's option, at a rate based on either a Eurodollar rate or the bank's prime rate. In addition, a commitment fee is payable on the unused portion of the revolving line of credit at a rate of between 0.15% and 0.375% depending on the ratio of the Company's consolidated total funded debt to consolidated earnings before interest, taxes, depreciation and amortization. The credit facility will terminate three years from the Company's initial borrowing under the facility (which borrowing had yet to occur as of September 1, 1998), and all amounts outstanding thereunder (if any) will be due at such time. The credit facility (i) generally prohibits the payment of dividends and other distributions by the Company, (ii) generally does not permit the Company to incur or assume other indebtedness, and (iii) requires the Company to comply with certain financial covenants. As of September 15, 1998, $6.5 million was outstanding under the credit facility.

     The Company anticipates that its cash flow from operations, the net remaining proceeds from the IPO and borrowings under the credit facility will provide cash sufficient to satisfy the Company's working capital needs, debt service requirements and planned capital expenditures for the next 12 months. In July 1998, the Company used $2.4 million (funded from IPO proceeds) to acquire KC Resources. In September 1998, the Company used $8.5 million to acquire AMI, of which $6.5 million was borrowed under the Company's credit facility, $1.1 million was funded from the IPO proceeds and $900,000 was funded from cash flow from operations.

YEAR 2000

     The Company uses information technology ("IT") systems in its internal operations, including applications used in client order processing, inventory management, financial business systems and various administrative functions which are primarily "off-the-shelf" applications. Non-IT systems used in the Company's internal operations consist primarily of voice and data communications systems and elevator and climate control systems. In addition, the Company delivers several of its products on interactive multimedia software, such as CD-ROM. Although the Company believes that the substantial majority of its IT and non-IT systems and products contains source code that is able to interpret appropriately the upcoming calendar year 2000, management has not yet completed its assessment of such systems and products. Management expects to complete its assessment, any necessary remediation, implementation and final testing of IT and non-IT systems and products during fiscal 1999. To the extent the source code of IT and Non-IT internal systems and customer products may be deficient with respect to "Year 2000" issues, the failure by the Company to make any required modifications in order to make the systems and products "Year 2000" compliant could have a material adverse effect on the Company's business, financial condition and results of operations.

     One of the Company's subsidiaries, Star Mountain, derives a substantial amount of its revenues from services and products delivered to entities affiliated with the federal government. During fiscal 1998, Star Mountain's training and development work for federal government clients generated approximately 28% of the Company's pro forma combined revenue. Failure by these government entities to make their respective computer software programs and operating systems "Year 2000" compliant could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has not yet completed the evaluation of its most reasonably likely worst case "Year 2000" scenario, nor has the Company completed its contingency planning with respect to the "Year 2000". The Company intends to complete both its evaluation and contingency planning during fiscal 1999.

     To date, the Company has incurred limited costs to remediate "Year 2000" issues. Management believes that any future costs to remediate "Year 2000" issues will not be material to the financial position or results of operations of the Company.

ACQUISITIONS

     The Company intends to pursue acquisition opportunities. The timing, size or success of any acquisition and the associated potential capital commitments are unpredictable. The Company expects to fund future acquisitions through the issuance of shares of Common Stock, borrowings, including use of amounts available under its credit facility, and cash flow from operations. To the extent the Company funds a significant portion of the consideration for future acquisitions with cash, it may have to increase the amount of the credit facility or obtain other sources of financing.

RESULTS OF OPERATIONS -- STAR MOUNTAIN

     Star Mountain provides customized training and development services and products to train individuals primarily within agencies of federal, state and local government. Star Mountain delivers its courseware to clients in a variety of formats (including written materials and interactive multimedia software), but typically does not directly train its clients' employees. Star Mountain's revenue is derived primarily from fees received from the provision of training services as a contractor or subcontractor under government contracts.

     The following table sets forth certain selected financial data for Star Mountain on a historical basis and as a percentage of revenue for the periods indicated. Due to rounding of percentage amounts, columns may not add to total. For all periods presented below, selling, general and administrative expenses include amounts classified as "Other, net" in Star Mountain's historical financial statements.

                                                                                                           PERIOD FROM
                                                                                                         JANUARY 1, 1998
                                                             YEAR ENDED DECEMBER 31,                      TO MAY 4, 1998
                                              -----------------------------------------------------      ----------------
                                                   1995               1996               1997                  1998
                                              ---------------    ---------------    ---------------      ----------------
                                                                        (DOLLARS IN THOUSANDS)
Revenue.....................................  $14,306   100.0%   $16,313   100.0%   $23,775   100.0%     $11,052    100.0%
Cost of revenue.............................    8,668    60.6      9,457    58.0     14,504    61.0        6,109     55.3%
                                              -------   -----    -------   -----    -------   -----      -------    -----
Gross profit................................    5,638    39.4      6,856    42.0      9,271    39.0        4,943     44.7
Selling, general and administrative
  expenses..................................    4,611    32.2      5,815    35.6      7,897    33.2        3,682     33.3
                                              -------   -----    -------   -----    -------   -----      -------    -----
Income from operations......................  $ 1,027     7.2%   $ 1,041     6.4%   $ 1,374     5.8%     $ 1,261     11.4%
                                              =======   =====    =======   =====    =======   =====      =======    =====
Compensation differential...................  $    64     0.4%   $   304     1.9%   $   180     0.8%     $    28      0.3%

RESULTS FOR THE PERIOD FROM JANUARY 1, 1998 TO MAY 4, 1998 (THE "1998 PERIOD") -- STAR MOUNTAIN

     Total Revenue. Revenue was $11.0 million in the 1998 Period. Revenue was derived primarily from federal government contracts including: (i) instructor-led and train-the-trainer seminars; (ii) license fees; (iii) custom services and products; (iv) consulting services; and (v) off-the-shelf product.

     Cost of Revenue. Cost of revenue was $6.1 million in the 1998 Period. As a percentage of revenue, cost of revenue was 55.3%. These costs consist primarily of: (i) salaries and benefits for the Company's instructors, consultants and course designers and costs of independent contractors; and (ii) the cost of developing, designing and producing training courses and materials, including material costs.

     Gross Profit. Gross profit was $4.9 million in the 1998 Period. As a percentage of revenue, gross profit was 44.7%.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.7 million, in the 1998 Period. As a percentage of revenue, selling, general and administrative expenses were 33.3%. These costs consist primarily of salaries, benefits and bonuses for the Company's corporate, sales, marketing and administrative personnel, and marketing and advertising expenses for the Company's services and products.

RESULTS FOR THE YEAR ENDED DECEMBER 31, 1997 ("1997") COMPARED TO THE YEAR ENDED DECEMBER 31, 1996 ("1996") -- STAR MOUNTAIN

     Revenue. Revenue increased $7.5 million, or 45.7%, from $16.3 million in 1996 to $23.8 million in 1997, primarily due to an increase in the number of federal government contracts undertaken, as well as revenue of $5.6 million contributed by businesses acquired during the third quarter of 1996 and the first and fourth quarters of 1997. Revenue was significantly lower during the first half of 1996 as a result of a decline in new client engagements due to prolonged Congressional budget negotiations.

     Cost of Revenue. Cost of revenue increased $5.0 million, or 53.4%, from $9.5 million in 1996 to $14.5 million in 1997. As a percentage of revenue, cost of revenue increased from 58.0% in 1996 to 61.0% in 1997, primarily due to the increased use of subcontractors during 1997.

     Gross Profit. Gross profit increased $2.4 million, or 35.2%, from $6.9 million in 1996 to $9.3 million in 1997. As a percentage of revenue, gross profit decreased from 42.0% in 1996 to 39.0% in 1997, primarily due to increased subcontracting costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.1 million, or 35.8%, from $5.8 million in 1996 to $7.9 million in 1997. Excluding the Compensation Differential of approximately $304,000 and approximately $180,000 attributable to Star Mountain in 1996 and 1997, respectively, selling, general and administrative expenses would have increased $2.2 million, or 40.0%, from $5.5 million in 1996 to $7.7 million in 1997. As a percentage of revenue, selling, general and administrative expenses would have decreased on an adjusted basis from 33.8% in 1996 to 32.5% in 1997, primarily due to the company's larger revenue base.

RESULTS FOR THE YEAR ENDED DECEMBER 31, 1996 ("1996") COMPARED TO THE YEAR ENDED DECEMBER 31, 1995 ("1995") -- STAR MOUNTAIN

     Revenue. Revenue increased $2.0 million, or 14.0%, from $14.3 million in 1995 to $16.3 million in 1996, due to revenue of $3.6 million contributed by businesses acquired by Star Mountain in the third quarters of 1995 and 1996. The revenue from the acquired businesses was offset partially by the decline in business generated from federal government entities as a result of the Congressional budget negotiations described above.

     Cost of Revenue. Cost of revenue increased approximately $789,000, or 9.1%, from $8.7 million in 1995 to $9.5 million in 1996. As a percentage of revenue, cost of revenue decreased from 60.6% in 1995 to 58.0% in 1996, primarily due to the acquisition in the third quarter of 1996 of a business with higher gross profit margins than Star Mountain's core business.

     Gross Profit. Gross profit increased $1.2 million, or 21.6%, from $5.6 million in 1995 to $6.8 million in 1996. As a percentage of revenue, gross profit increased from 39.4% in 1995 to 42.0% in 1996, primarily due to the acquisition in the third quarter of 1996 of a business with higher gross profit margins than Star Mountain's core business.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.2 million, or 26.1%, from $4.6 million in 1995 to $5.8 million in 1996. Excluding the Compensation Differential attributable to Star Mountain of approximately $64,000 and approximately $304,000 in 1995 and 1996, respectively, selling, general and administrative expenses would have increased approximately $964,000, or 21.2%, from $4.5 million in 1995 to $5.5 million in 1996. As a percentage of revenue, selling, general and administrative expenses would have increased on an adjusted basis from 31.8% in 1995 to 33.8% in 1996.

LIQUIDITY AND CAPITAL RESOURCES -- STAR MOUNTAIN

     Star Mountain generated net cash from operating activities of approximately $1.1 million and $864,000 in the years ended December 31, 1996 and 1997, respectively, and generated approximately $115,000 in operating activities in the 1998 Period. Net cash used in investing activities was $565,000 and $2.3 million in the years ended December 31, 1996 and 1997, respectively, primarily in connection with acquisitions, and approximately $264,000 in the 1998 Period for property and equipment capital expenditures. Net cash used in financing activities was $478,000 in the year ended December 31, 1996. Net cash provided by financing activities was $1.8 million and approximately $129,000 in the year ended December 31, 1997 and the 1998 Period, respectively, primarily from borrowings on the company's line of credit.

ITEM 8.  FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                  UNAUDITED PRO FORMA COMBINED FINANCIAL DATA

                        HISTORICAL FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
PROVANT, INC. AND FOUNDING COMPANIES PRO FORMA:
  Basis of Presentation.....................................    21
  Unaudited Pro Forma Combined Statements of Operations.....    22
  Notes to Unaudited Pro Forma Combined Financial
     Statements.............................................    23

PROVANT, INC. AND SUBSIDIARIES:
  Independent Auditors' Report..............................    25
  Consolidated Balance Sheets...............................    26
  Consolidated Statements of Operations.....................    27
  Consolidated Statements of Stockholders' Equity
     (Deficit)..............................................    28
  Consolidated Statements of Cash Flows.....................    29
  Notes to Consolidated Financial Statements................    30

STAR MOUNTAIN, INC. AND SUBSIDIARIES:
  Independent Auditors' Reports.............................    43
  Consolidated Balance Sheets...............................    45
  Consolidated Statements of Operations.....................    46
  Consolidated Statements of Stockholders' Equity...........    47
  Consolidated Statements of Cash Flows.....................    48
  Notes to Consolidated Financial Statements................    50

                      PROVANT, INC. AND FOUNDING COMPANIES

               UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS
                             BASIS OF PRESENTATION

     The following unaudited pro forma combined statements of operations give effect to (i) the Combination of PROVANT, Inc. (the "Company" or "PROVANT") and the Founding Companies as defined below, (ii) the consummation of the IPO and the application of the net proceeds therefrom and (iii) certain other adjustments described below and in the notes to the unaudited pro forma combined financial statements. The unaudited pro forma combined statements of operations give effect to the Combination and the IPO as if they had occurred on July 1, 1996. In the Combination, subsidiaries of the Company merged with the following Founding Companies: Behavioral Technology, Inc. ("BTI"), Decker Communications, Inc. ("Decker"), J. Howard & Associates, Inc. ("J. Howard"), MOHR Retail Learning Systems, Inc. ("MOHR"), Novations Group, Inc. ("Novations"), Robert Steinmetz, Ph.D., and Associates, Inc., d/b/a Learning Systems Sciences ("LSS") and Star Mountain, Inc. ("Star Mountain"). The Combination occurred simultaneously with the closing of the IPO and was accounted for using the purchase method of accounting. PROVANT was identified as the accounting acquiror in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 97. These pro forma statements are based on the historical financial statements of the Company and the Founding Companies and the estimates and assumptions set forth below and in the notes to the unaudited pro forma combined financial statements.

     The Company has preliminarily analyzed the benefits that it expects to realize from reductions in salaries and certain benefits to the pre-Combination owners of the Founding Companies. To the extent these owners agreed prospectively to reductions in salary, bonuses and benefits, these reductions have been reflected in the pro forma combined statements of operations. With respect to other potential benefits, the Company cannot at this time quantify these benefits, and moreover, it is anticipated that these benefits will be offset by costs related to the Company's new corporate management and by the costs associated with being a public company. Neither the anticipated benefits nor the anticipated costs have been included in the pro forma financial information of the Company.

     The pro forma adjustments are based on estimates, available information and certain assumptions and may be revised as additional information becomes available. The unaudited pro forma combined financial data presented herein does not purport to represent what the Company's financial position or results of operations actually would have been had such events occurred at the beginning of the periods presented, as assumed, or to project the Company's financial position or results of operations for any future period or the future results of the Founding Companies.

                      PROVANT, INC. AND FOUNDING COMPANIES

             UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED JUNE 30,
                                                              --------------------------
                                                                 1997           1998
                                                              -----------    -----------
Total revenue...............................................  $    68,846    $    78,062
Cost of revenue.............................................       30,967         33,578
                                                              -----------    -----------
Gross profit................................................       37,879         44,484
Selling, general and administrative expenses................       28,663         33,832
Goodwill amortization.......................................        1,335          1,335
                                                              -----------    -----------
Income from operations......................................        7,881          9,317
Other income, net...........................................           44              5
                                                              -----------    -----------
Income before income taxes..................................        7,925          9,322
Provision for income taxes..................................        3,704          4,262
                                                              -----------    -----------
Net income..................................................  $     4,221    $     5,060
                                                              ===========    ===========
Earnings per common share: basic............................  $      0.43    $      0.52
                                                              ===========    ===========
Earnings per common share: diluted..........................  $      0.42    $      0.50
                                                              ===========    ===========
Shares used in computing basic earnings per common share....    9,795,558      9,795,558
Shares used in computing diluted earnings per common
  share.....................................................   10,168,889     10,168,889

  See accompanying notes to unaudited pro forma combined financial statements

                      PROVANT, INC. AND FOUNDING COMPANIES

           NOTES TO UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS

(1) GENERAL

     Concurrently with the IPO, the Company acquired the seven Founding Companies in the Combination. The acquisitions have been accounted for using the purchase method of accounting with the Company being treated as the accounting acquiror.

(2) ACQUISITION OF FOUNDING COMPANIES

     The following table sets forth the consideration paid (i) in cash and (ii) in shares of Common Stock to the former stockholders of each of the Founding Companies. For purposes of computing the estimated purchase price for accounting purposes, the value of the shares was determined using an estimated fair value of $10.40 per share, representing a discount of 20% from the initial public offering price of $13.00 due to restrictions on the sale and transferability of the shares issued. Cash paid includes additional amounts paid or accrued for the Founding Companies that exceeded the minimum net worth required at the acquisition date.

                                                                     COMMON STOCK
                                                             ----------------------------
                                                   CASH       SHARES      VALUE OF SHARES
                                                  -------    ---------    ---------------
                                                          (DOLLARS IN THOUSANDS)
BTI.............................................  $ 5,070      449,896        $ 4,679
Decker..........................................    1,550      348,712          3,626
J. Howard.......................................    1,830      236,308          2,457
LSS.............................................    3,930      590,568          6,142
MOHR............................................    1,511      208,435          2,168
Novations.......................................    4,988      683,619          7,110
Star Mountain...................................    5,576      941,803          9,795
                                                  -------    ---------        -------
          Total.................................  $24,455    3,459,341        $35,977
                                                  =======    =========        =======

(3) UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS ADJUSTMENTS

     The unaudited pro forma combined financial data gives effect to (i) the Combination of PROVANT and the Founding Companies, (ii) the consummation of the IPO and the application of the net proceeds therefrom, (iii) the elimination of a non-recurring fee of $750,000 in the year ended June 30, 1998 for information related to the training industry, (iv) acquisitions completed by one of the Founding Companies, (v) the elimination of non-cash compensation expense totaling $686,000 for the year ended June 30, 1998 related to the issuance of Common Stock and stock options to officers of and consultants to the Company,
(vi) a provision for income tax for those Founding Companies that were taxed as S corporations during the relevant periods, (vii) the elimination of non-recurring legal and accounting fees related to the Combination and the IPO totaling $588,000 for the year ended June 30, 1998 and (viii) the compensation differential. The compensation differential represents pro forma adjustments to salary, bonuses and benefits paid to certain pre-Combination owners of the Founding Companies to certain levels to which they have agreed prospectively. For the years ended June 30, 1997 and 1998, the compensation differential was approximately $5.6 million and $6.5 million, respectively.

(4) NET INCOME PER SHARE

     The shares used in computing basic earnings per common share consist of (i) 3,346,217 shares outstanding prior to the Combination and the IPO, (ii) 3,459,341 shares issued in May 1998 to owners of the Founding Companies and
(iii) 2,990,000 shares of Common Stock sold in the IPO. The shares used in computing diluted earnings per common share consist of those used in computing basic earnings per share plus 373,331 Common Stock equivalents computed using the treasury stock method.

                      PROVANT, INC. AND FOUNDING COMPANIES

(5) STOCK-BASED COMPENSATION

     The Company has four stock-based compensation plans. The Company has granted stock options under the Equity Incentive Plan and the Stock Plan for Non-Employee Directors to purchase an aggregate of 883,983 shares of Common Stock having a per-share exercise price equal to the initial offering price of $13.00. No awards have been made to date under the Employee Stock Purchase Plan or the 1998 Non-Qualified Stock Option Plan.

     The Company will apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense will be recognized for its fixed stock option plans and its stock purchase plan, except for stock options granted to non-employees. If compensation cost for the Company's stock-based compensation plans were based on the fair value at the grant date for the awards under the plans consistent with the method of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), the Company's pro forma net income and income per share for each period presented assuming such options were granted at the beginning of the periods presented and that the compensation element of options with immediate vesting was recognized during the years ended June 30, 1997 and 1998 would have been reduced to the amounts indicated below (Dollars in thousands except per share data):

                                                              YEAR ENDED JUNE 30,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
Net income:
  Pro forma.................................................   $4,221      $5,060
                                                               ======      ======
  Pro forma for SFAS No. 123................................   $2,350      $3,971
                                                               ======      ======
Basic income per common share:
  Pro forma.................................................   $ 0.43      $ 0.52
                                                               ======      ======
  Pro forma for SFAS No. 123................................   $ 0.24      $ 0.41
                                                               ======      ======

     The fair value of the stock options used to calculate the pro forma for SFAS No. 123 amounts was determined using the Black-Scholes option-pricing model with the following assumptions for fiscal 1997 and 1998: volatility of 33%; expected dividend yield of 0%; risk-free interest rate of 6.0% and an expected life of 4 years.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders,
PROVANT, Inc.:

     We have audited the accompanying consolidated balance sheets of PROVANT, Inc. and subsidiaries, as of June 30, 1997 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from November 16, 1996 (date of inception) to June 30, 1997 and for the year ended June 30, 1998. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in Item 14(a)2 of this report. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PROVANT, Inc. and subsidiaries as of June 30, 1997 and 1998 and the results of their operations and their cash flows for the period from November 16, 1996 (date of inception) to June 30, 1997 and for the year ended June 30, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Boston, Massachusetts
August 10, 1998

                         PROVANT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                  JUNE 30,
                                                              ----------------
                                                              1997      1998
                                                              -----    -------
                                    ASSETS
Current assets:
     Cash and cash equivalents..............................  $   1    $ 6,394
     Accounts receivable, net of allowance for doubtful
       accounts of $0 and $740, respectively................     --     12,221
     Contracts receivable...................................     --      7,295
     Deferred taxes.........................................     --      2,127
     Costs in excess of billings............................     --        696
     Prepaid expenses and other current assets..............     --      1,359
                                                              -----    -------
          Total current assets..............................      1     30,092
Property and equipment, net.................................    150      2,548
Other assets................................................     --        776
Goodwill, net...............................................     --     52,942
                                                              -----    -------
          Total assets......................................  $ 151    $86,358
                                                              =====    =======

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable.......................................  $  --    $ 3,346
     Accrued expenses.......................................     --      7,361
     Accrued compensation...................................     --      2,928
     Billings in excess of costs............................     --      2,896
     Deferred revenue.......................................     --        669
     Income taxes payable...................................     --      1,252
     Current portion of long term debt......................     --        533
     Notes payable to stockholders..........................    298         --
                                                              -----    -------
          Total current liabilities.........................    298     18,985
Long term debt, net of current portion......................     --        874
                                                              -----    -------
          Total liabilities.................................    298     19,859
Stockholders' equity (deficit):
     Preferred stock, $.01 par value; none issued...........     --         --
     Common stock, $.01 par value; 1,950,520 and 9,795,558
      shares issued and outstanding at June 30, 1997 and
      1998, respectively....................................     20         98
     Additional paid-in capital.............................     --     69,474
     Translation adjustment.................................     --        (12)
     Accumulated deficit....................................   (167)    (3,061)
                                                              -----    -------
          Total stockholders' equity (deficit)..............   (147)    66,499
                                                              -----    -------
Total liabilities and stockholders' equity (deficit)........  $ 151    $86,358
                                                              =====    =======

          See accompanying notes to consolidated financial statements.

                         PROVANT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 PERIOD FROM
                                                              NOVEMBER 16, 1996
                                                                  (DATE OF
                                                                INCEPTION) TO       YEAR ENDED
                                                                JUNE 30, 1997      JUNE 30, 1998
                                                              -----------------    -------------
Total revenue...............................................     $       --         $   14,189
Cost of revenue.............................................             --              6,374
                                                                 ----------         ----------
Gross profit................................................             --              7,815
Selling, general and administrative expenses................            149             10,447
Goodwill amortization.......................................             --                245
                                                                 ----------         ----------
Loss from operations........................................           (149)            (2,877)
Interest expense, net.......................................             --               (220)
                                                                 ----------         ----------
Loss before income taxes....................................           (149)            (3,097)
Income tax benefit..........................................             --               (203)
                                                                 ----------         ----------
Net loss....................................................     $     (149)        $   (2,894)
                                                                 ==========         ==========
Loss per common share: basic and diluted....................     $    (0.08)        $    (0.67)
                                                                 ==========         ==========
Shares used in computing basic and diluted loss per common
  share.....................................................      1,950,520          4,350,169

          See accompanying notes to consolidated financial statements.

                         PROVANT, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                          COMMON STOCK
                                       ------------------   PAID-IN    TRANSLATION   ACCUMULATED
                                        SHARES     AMOUNT   CAPITAL    ADJUSTMENT      DEFICIT      TOTAL
                                       ---------   ------   --------   -----------   -----------   -------
Initial capitalization...............  1,950,520    $20     $    --       $ --         $   (18)    $     2
Net loss.............................         --     --          --         --            (149)       (149)
                                       ---------    ---     -------       ----         -------     -------
Balance at June 30, 1997.............  1,950,520     20          --         --            (167)       (147)
Issuance of management shares........  1,395,697     13         473         --              --         486
Issuance of stock options and
  warrants...........................         --     --         422         --              --         422
Acquisition of Founding Companies....  3,459,341     35      35,942         --              --      35,977
Issuance of stock sold in initial
  public offering....................  2,990,000     30      32,637         --              --      32,667
Translation adjustment...............         --     --          --        (12)             --         (12)
Net loss.............................         --     --          --         --          (2,894)     (2,894)
                                       ---------    ---     -------       ----         -------     -------
Balance at June 30, 1998.............  9,795,558    $98     $69,474       $(12)        $(3,061)    $66,499
                                       =========    ===     =======       ====         =======     =======

          See accompanying notes to consolidated financial statements.

                         PROVANT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  PERIOD FROM
                                                               NOVEMBER 16, 1996
                                                                   (DATE OF
                                                                  INCEPTION)
                                                                      TO             YEAR ENDED
                                                                 JUNE 30, 1997      JUNE 30, 1998
                                                              -------------------   -------------
Cash flows from operating activities:
  Net loss..................................................         $(149)            $(2,894)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................            --                 467
     Allowance for doubtful accounts........................            --                 135
     Charges related to issuance of common stock, warrants
       and stock options....................................            --                 908
     Changes in operating assets and liabilities:
       Accounts receivable..................................            --              (1,731)
       Contracts receivable.................................            --                (581)
       Deferred taxes.......................................            --              (1,191)
       Due from stockholders................................            --                 600
       Costs in excess of billings..........................            --                (244)
       Prepaid expenses and other current assets............            --                (154)
       Other assets.........................................            --                 110
       Accounts payable and accrued expenses................            --               1,636
       Accrued compensation.................................            --                 (91)
       Billings in excess of costs..........................            --               1,119
       Deferred revenue.....................................            --                 228
       Income taxes payable.................................            --                 970
                                                                     -----             -------
          Total adjustments.................................            --               2,181
                                                                     -----             -------
          Net cash used in operating activities.............          (149)               (713)
                                                                     -----             -------
Cash flows from investing activities:
     Acquisitions of businesses, net of acquired cash.......            --             (19,302)
     Additions to property and equipment....................          (150)               (177)
                                                                     -----             -------
       Net cash used in investing activities................          (150)            (19,479)
                                                                     -----             -------
Cash flows from financing activities:
     Issuance of common stock...............................             2              32,667
     Increase (decrease) in notes payable to stockholders...           298                (298)
     Repayment of long-term debt............................            --              (5,772)
                                                                     -----             -------
       Net cash provided by financing activities............           300              26,597
Effect of exchange rates on cash............................            --                 (12)
                                                                     -----             -------
Net increase in cash and cash equivalents...................             1               6,393
Cash and cash equivalents, beginning of period..............            --                   1
                                                                     -----             -------
Cash and cash equivalents, end of period....................         $   1             $ 6,394
                                                                     =====             =======

          See accompanying notes to consolidated financial statements.

                         PROVANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS AND ORGANIZATION

     PROVANT, Inc., a Delaware corporation ("PROVANT" and collectively with its subsidiaries, the "Company"), provides a broad range of training and development services and products to Fortune 1000 companies, other large and medium-sized corporations and government entities. Founded on November 16, 1996, the Company's objective is to become the leading single source provider of high-quality training and development services and products that are distributed through multiple delivery methods.

     On May 4, 1998, PROVANT completed the initial public offering (the "Offering" or "IPO") of its common stock (the "Common Stock") and simultaneously acquired in separate merger transactions seven companies engaged in providing training and development services and products (collectively referred to as the "Founding Companies"). The Company provides services nationally, and has offices in thirteen states.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     For financial statement purposes, PROVANT has been identified as the accounting acquiror. Accordingly, the consolidated financial statements include the accounts of PROVANT since its inception, November 16, 1996, and the accounts of the Founding Companies since their acquisition date, May 4, 1998. The acquisitions of the Founding Companies were accounted for using the purchase method of accounting. The allocations of the purchase prices to the assets acquired and liabilities assumed of these companies have been recorded based on preliminary estimates of fair value and may be changed as additional information becomes available.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of PROVANT and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Revenue Recognition

     The Company recognizes revenue when services are performed and products are provided except when work is being performed under a long-term contract. Deferred revenue is recognized for payments received prior to services being performed.

     A significant portion of the Company's revenue results from services performed under long-term U.S. Government contracts, either directly or through subcontracts. The majority of the Company's long-term contracts are fixed-price contracts. Revenue on fixed price contracts is recognized using the percentage of completion method based on costs incurred in relation to total estimated costs for each contract. Revenue on time-and-materials contracts is recognized to the extent of fixed billable rates for hours delivered plus reimbursable costs. Revenue on cost-plus-fee contracts is recognized based on reimbursable costs incurred plus estimated fees earned thereon. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

  Cash Flow Information

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Cash paid for interest in fiscal 1997 and 1998 was nil and $118,000, respectively. Cash paid for taxes in fiscal 1997 and 1998 was nil and $14,000 respectively.

                         PROVANT, INC. AND SUBSIDIARIES

     The Company recorded the following non-cash transactions during fiscal 1998 (Dollars in thousands):

Discount on indebtedness associated with issuance of stock
  warrants..................................................  $221
Compensation expense in connection with sales of Company
  stock.....................................................  $485
Compensation expense in connection with stock options
  granted to consultants to the Company.....................  $201

     In addition, the following is a reconciliation of net cash paid for acquisitions during fiscal 1998 (Dollars in thousands):

Fair value of assets acquired...............................  $82,386
Liabilities assumed.........................................  (21,954)
Additional purchase price accrued but not yet paid..........     (755)
Estimated market value of stock consideration...............  (35,977)
                                                              -------
Cash paid...................................................   23,700
Less cash acquired..........................................   (4,398)
                                                              -------
     Net cash paid for acquisitions.........................  $19,302
                                                              =======

  Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments including cash and cash equivalents, accounts receivable, contracts receivable, accounts payable and accrued expenses approximate fair value due to the short term nature of these instruments. The carrying value of the long term debt approximates fair value based on current rates available to the Company for debt of similar maturity and terms.

  Property and Equipment

     Property and equipment are stated at cost and include additions and major replacements or betterments. Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the expected life of the lease or the estimated useful life of the asset. Maintenance and repairs are expensed when incurred. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

  Goodwill

     Goodwill represents the excess of the aggregate purchase price paid by the Company over the fair value of the net assets acquired. Goodwill is amortized on a straight-line basis over 40 years.

     Recoverability of goodwill and intangible assets is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the acquired Company. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

  Long-Lived Assets

     Long-lived assets and certain identifiable intangibles are reviewed for impairment, based upon undiscounted future cash flows, and appropriate losses are recognized whenever the carrying amount of an asset may not be recovered in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

  Concentrations of Credit Risk

     The Company provides services to customers located in a broad range of geographical regions. The Company's credit risk primarily consists of receivables from a variety of customers including U.S. Govern-

                         PROVANT, INC. AND SUBSIDIARIES
ment entities and commercial and industrial companies. The Company reviews its accounts receivable and provides allowances as deemed necessary.

  Income Taxes

     The Company will file a consolidated return for federal income tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect, if any, on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Accounting for Stock-Based Compensation

     The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Statement 123 addresses the accounting for the cost of stock-based compensation, such as stock options, and permits either expensing the cost of stock-based compensation over the vesting period or disclosing in the financial statement footnotes what this expense would have been. This cost would be measured at the grant date based upon estimated fair values, using option pricing models. The Company has adopted the disclosure alternative of Statement 123 as of June 30, 1998.

  Loss Per Share

     In fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, for calculating earnings per share (EPS). Statement 128 requires the disclosure of basic EPS, which is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Disclosure of diluted EPS, which gives effect to all dilutive potential common shares outstanding, is also required. For fiscal 1997 and 1998, the number of shares used in computation of basic EPS is the same as diluted EPS since the inclusion of any potential common shares would be anti-dilutive as a result of the net losses in those years.

     The following securities that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS for 1998 because to do so would have been antidilutive:

                                                              JUNE 30,
                                                                1998
                                                              --------
Stock options...............................................   42,942
Warrants....................................................   18,400
                                                               ------
     Total..................................................   61,342
                                                               ======

     Contingently issuable shares (Note 10) have also been excluded from the calculation.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of revenues, expenses, assets, liabilities and contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

                         PROVANT, INC. AND SUBSIDIARIES

(3) BUSINESS COMBINATIONS

  Founding Company Acquisitions

     Concurrently with the completion of its IPO on May 4, 1998, PROVANT acquired the Founding Companies (the "Combination"). The companies acquired were Behavioral Technology, Inc., Decker Communications, Inc., J. Howard and Associates, Inc., Robert Steinmetz, Ph.D., and Associates, Inc., d/b/a Learning Systems Sciences, MOHR Retail Learning Systems, Inc., Novations Group, Inc., and Star Mountain, Inc.

     The acquisition of each of the Founding Companies was accounted for using the "purchase" method of accounting in accordance with APB Opinion No. 16, Business Combinations. The aggregate consideration paid in these transactions was $24.5 million in cash and 3,459,341 shares of Common Stock having a value at the date of acquisition totaling $36.0 million.

     The consolidated balance sheet as of June 30, 1998 includes allocations of the respective purchase prices to the assets acquired and liabilities assumed based on preliminary estimates of fair value and is subject to final adjustment. The allocations resulted in $53.2 million of goodwill, which represents the excess of purchase price over the estimated fair value of the net assets acquired. In conjunction with the acquisitions, goodwill was determined as follows (Dollars in thousands):

Cash paid, net of cash acquired.............................  $ 19,302
Additional purchase price accrued but not yet paid..........       755
Estimated market value of stock consideration...............    35,977
Liabilities assumed.........................................    21,954
Less fair value of tangible assets acquired, net of cash
  acquired..................................................   (24,801)
                                                              --------
Goodwill....................................................  $ 53,187
                                                              ========

     The unaudited pro forma combined financial data presented below consists of the income statement data presented in these consolidated financial statements plus income statement data for the Founding Companies as if they were acquired effective July 1, 1996 (Dollars in thousands, except per share data):

                                                       YEAR ENDED JUNE 30,
                                                       --------------------
                                                         1997        1998
                                                       --------    --------
                                                           (UNAUDITED)
Revenue..............................................  $68,846     $78,062
Net income...........................................    4,221       5,060
Earnings per common share, basic.....................    $0.43       $0.52
Earnings per common share, diluted...................    $0.42       $0.50

     The unaudited pro forma combined financial data gives effect to (i) the Combination of PROVANT and the Founding Companies, (ii) the consummation of the IPO and the application of the net proceeds therefrom, (iii) the elimination of a non-recurring fee of $750,000 in the year ended June 30, 1998 for information related to the training industry, (iv) acquisitions completed by one of the Founding Companies, (v) the elimination of non-cash compensation expense totaling $686,000 for the year ended June 30, 1998 related to the issuance of Common Stock and stock options to officers of and consultants to the Company,
(vi) a provision for income tax for those Founding Companies that were taxed as S corporations during the relevant periods, (vii) the elimination of non-recurring legal and accounting fees related to the Combination and the IPO totaling $588,000 for the year ended June 30, 1998 and (viii) the compensation differential. The compensation differential represents pro forma adjustments to salary, bonuses and benefits paid to certain pre-Combination owners of the Founding Companies to certain levels to which they have agreed prospectively. For the years ended June 30, 1997 and 1998, the compensation differential was approximately $5.6 million and $6.5 million, respectively.

                         PROVANT, INC. AND SUBSIDIARIES

     The unaudited pro forma combined results presented above are not necessarily indicative of actual results which might have occurred had the operations and management teams of PROVANT and the Founding Companies been combined at the beginning of the periods presented.

  Subsequent Acquisition

     On July 20, 1998, the Company completed the acquisition of KC Resources Creative Solutions, Inc. ("KC Resources"), a training and instructional design and development consulting firm based in the Washington, DC area. The consideration paid by the Company was $6.0 million, consisting of $2.4 million in cash and 200,000 shares of Common Stock. This acquisition will be accounted for as a purchase transaction. The former sole stockholder of KC Resources will be entitled to receive contingent consideration of up to $1.4 million if KC Resources' earnings before interest and taxes for the year ending June 30, 1999 exceeds a specified base amount.

     Pro forma data giving effect to the Combination and the KC Resources acquisition for the year ended June 30, 1998 is as follows (Dollars in thousands, except per share data):

                                                              YEAR ENDED
                                                               JUNE 30,
                                                                 1998
                                                              ----------
                                                              (UNAUDITED)
Revenue.....................................................   $ 83,511
Net income..................................................      5,419
Earnings per common share, basic............................   $   0.54
Earnings per common share, diluted..........................   $   0.52

(4) CONTRACTS RECEIVABLE

     Contracts receivable are summarized as follows (Dollars in thousands):

                                                               JUNE 30,
                                                                 1998
                                                              -----------
U.S. Government customers:
Amounts due currently -- prime contractor...................    $5,353
Amounts due currently -- subcontractor......................       589
Recoverable costs and accrued profit on progress
  completed -- not billed...................................     1,317
Retainage...................................................        36
                                                                ------
Total.......................................................    $7,295
                                                                ======

     In accordance with industry practice, amounts relating to long-term contracts are classified as current assets although an indeterminable portion of these amounts is not expected to be realized within one year. Receivable balances billed but not paid by customers pursuant to retainage provisions in contracts are due upon completion of the contracts and acceptance by the customer. Based on the Company's experience with similar contracts in recent years, the retention balance is billed and collected in the following fiscal year.

     All unbilled contract receivables, net of retainage, are expected to be billed and collected within one year.

                         PROVANT, INC. AND SUBSIDIARIES

(5) NON-CURRENT ASSETS

     A summary of property and equipment follows (Dollars in thousands):

                                                                             JUNE 30,
                                                              USEFUL LIFE      1998
                                                              ------------   --------
Equipment...................................................   5 - 7 years    $  322
Furniture and fixtures......................................   3 - 7 years     2,290
Leasehold improvements......................................   3 - 7 years       160
Less accumulated depreciation and amortization..............                    (224)
                                                                              ------
Property and equipment, net.................................                  $2,548
                                                                              ======

     Depreciation expense was nil and $222,000 for fiscal 1997 and 1998, respectively.

     Goodwill amortization expense was nil and $245,000 for fiscal 1997 and 1998, respectively.

(6) ACCRUED EXPENSES

     Accrued expenses consist of the following (Dollars in thousands):

                                                              JUNE 30,
                                                                1998
                                                              --------
Accrued lease abandonment costs.............................   $1,160
Other accrued liabilities...................................    6,201
                                                               ------
          Total.............................................   $7,361
                                                               ======

(7) REVOLVING CREDIT AGREEMENT

     On April 8, 1998, the Company entered into a revolving credit facility with Fleet National Bank (as agent), the material terms of which are summarized as follows. The facility provides the Company with a revolving line of credit of up to $40.0 million, guaranteed by all of the Company's significant wholly-owned subsidiaries and secured by a pledge of the capital stock of each of the Company's wholly-owned subsidiaries. The credit facility may be used for refinancing of existing indebtedness, acquisitions, working capital and general corporate purposes. Loans made under the credit facility bear interest, at the Company's option, at a rate based on either a Eurodollar rate or the bank's prime rate. In addition, a commitment fee is payable on the unused portion of the revolving line of credit at a rate of between 0.15% and 0.375% depending on the ratio of the Company's consolidated total funded debt to consolidated earnings before interest, taxes, depreciation and amortization. The credit facility will terminate three years from the Company's initial borrowing under the facility (which borrowing had yet to occur as of June 30, 1998), and all amounts outstanding thereunder (if any) will be due at such time. The credit facility (i) generally prohibits the payment of dividends and other distributions by the Company, (ii) generally does not permit the Company to incur or assume other indebtedness, and (iii) requires the Company to comply with certain financial covenants. As of June 30, 1998, there were no amounts outstanding under the credit facility.

(8) LONG-TERM DEBT

     Long-term debt consists primarily of amounts due to former stockholders of the Founding Companies. These notes mature through June, 2009 and bear interest at rates ranging from 7.5% to 8.75%.

                         PROVANT, INC. AND SUBSIDIARIES

(9) INCOME TAXES

     The income tax expense (benefit) consists of (Dollars in thousands):

                                                              YEAR ENDED
                                                               JUNE 30,
                                                                 1998
                                                              ----------
Current:
  Federal...................................................    $ 540
  State.....................................................      158
                                                                -----
          Total current.....................................      698
                                                                -----
Deferred:
  Federal...................................................     (860)
  State.....................................................      (41)
                                                                -----
          Total deferred....................................     (901)
                                                                -----
          Income tax benefit................................    $(203)
                                                                =====

     The income tax benefit was $203,000 for the year ended June 30, 1998, and differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income as a result of the following (Dollars in thousands):

                                                              YEAR ENDED
                                                               JUNE 30,
                                                                 1998
                                                              ----------
Income tax benefit at the statutory rate....................   $(1,084)
Decrease in income tax benefit resulting from:
  Reduction of valuation allowance due to interaction of
     acquiror and acquired companies tax positions..........       659
  Amortization of goodwill..................................        79
  State income taxes, net of federal income tax benefit.....        75
  Other, net................................................        68
                                                               -------
Benefit at effective tax rate...............................   $  (203)
                                                               =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (Dollars in thousands).

                                                              JUNE 30,
                                                                1998
                                                              --------
Deferred tax assets:
  Accrued liabilities.......................................   $2,794
  Allowance for doubtful accounts...........................      217
  Start-up costs capitalized for tax purposes...............      735
  Other.....................................................      139
                                                               ------
Total gross deferred tax assets.............................    3,885
  Less valuation allowance..................................     (140)
                                                               ------
  Net deferred tax assets...................................    3,745
                                                               ------
Deferred tax liabilities:
  Change from cash to accrual method for acquired
     companies..............................................    1,458
  Other.....................................................      160
                                                               ------
Total gross deferred liabilities............................    1,618
                                                               ------
Net deferred tax asset......................................   $2,127
                                                               ======

                         PROVANT, INC. AND SUBSIDIARIES

     The valuation allowance for deferred tax assets was $52,000 and $140,000 as of June 30, 1997 and 1998 respectively. The valuation allowance for deferred income taxes increased by $88 from June 30, 1997 to June 30, 1998. Valuation allowances at June 30, 1998 relate to potentially non-deductible expenses recorded by certain of the Founding Companies.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Taxable income for the year ended June 30, 1998 was $1,703,000. Although realization is not assured, based upon the level of historical taxable income of the Founding Companies and projections for PROVANT's future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced or increased in the near term if estimates of future taxable income during the carryforward period are reduced or increased.

(10) COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company has several leases for its office space as well as for the Founding Companies' operating space, vehicles, and equipment under cancelable and non-cancelable operating leases that expire on various dates through fiscal 2005. Most of these leases generally provide for rent escalation based upon changes in real estate taxes and operating expenses.

     Future minimum lease payments under all non-cancelable operating leases, including leases to related parties, are as follows (Dollars in thousands):

                    YEAR ENDING JUNE 30,
                    --------------------
1999........................................................  $ 3,635
2000........................................................    3,160
2001........................................................    2,772
2002........................................................    1,857
2003........................................................      749
Thereafter..................................................    1,136
                                                              -------
Total.......................................................  $13,309
                                                              =======

     Rent expense for the years ended June 30, 1997 and 1998 was $51,000 and $585,000, respectively.

  U.S. Government Contracts

     Substantially all of one Founding Company's revenue and costs for all periods presented are subject to audit by agencies of the U.S. Government. Management does not expect the results of these audits to have a material impact on the financial position or future results of operations of the Company.

     Government funding continues to be dependent on congressional approval of program level funding and on contracting agency approval for the Company's work. The extent to which projects will be funded in the future cannot be determined.

                         PROVANT, INC. AND SUBSIDIARIES

  Environmental Liabilities

     The Company has provided for the estimated costs associated with environmental remediation activities at one of its current operating locations. The Company provides for the estimated costs of the investigation and remediation of these sites when such losses are probable and the amounts can be reasonably estimated. The actual cost incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of the amounts provided which may result from the resolution of these matters will not have a material adverse impact on the financial condition, liquidity, or cash flow of the Company.

  Contingent Payments to Former Stockholders

     The merger agreements between PROVANT and each of the Founding Companies provide for the payment of additional, contingent consideration (the "Additional Consideration"). With respect to six of the Founding Companies, the Additional Consideration will be paid in shares of Common Stock, with the number of those shares determined by a formula based on the relationship of the defined earnings before interest and taxes ("EBIT") of that Founding Company (including its successor following the closing of the Combination) for the fiscal year ending June 30, 1998 (June 30, 1999 in the case of J. Howard & Associates, Inc. ("J. Howard")) to a specified baseline EBIT target and certain other adjustments to be calculated after the fiscal year ended June 30, 1998. In particular, each merger agreement with a Founding Company (other than Star Mountain, Inc.) contains a targeted pro forma EBIT amount in excess of a baseline figure which, if achieved by the Founding Company, will result in the payment by the Company to the former stockholders of the Founding Company of the maximum Additional Consideration (consisting of a multiple of the excess EBIT amount). To the extent the Founding Company does not achieve the targeted amount, its former stockholders will receive a lesser amount of Additional Consideration proportionately related to the excess above the baseline figure. Shares of Common Stock issued as Additional Consideration to the former stockholders of all Founding Companies other than Star Mountain, Inc. ("Star Mountain") and J. Howard will be valued at the initial public offering price of $13.00 per share. Shares issued to J. Howard as Additional Consideration will be valued based on the average of the last sale prices of the Common Stock on Nasdaq during the 20 business days immediately following PROVANT's first public announcement of its financial results for fiscal 1999. Other than shares which may be issuable to the former stockholders of Star Mountain, a maximum of 969,218 shares of Common Stock may be issued as Additional Consideration following June 30, 1998 (assuming, in the case of J. Howard's Additional Consideration, a per share price of $13.00).

     For the seventh Founding Company, Star Mountain, the stockholders will be entitled to receive additional shares of Common Stock or cash in accordance with a formula based on the amount by which the EBIT of Star Mountain for the fiscal year ending June 30, 1999 exceeds a specified EBIT target. In particular, if Star Mountain's EBIT for fiscal 1999 exceeds the specified target, then (i) Star Mountain's former non-voting stockholders will receive cash equal to a multiple of the excess EBIT and (ii) Star Mountain's former voting stockholders will receive, at their election, either cash equal to a multiple of the excess EBIT or a number of shares of Common Stock equal to a multiple of the excess EBIT divided by 80% of the average of the last sale prices of the Common Stock on NASDAQ during the month of July 1999.

  Other Matters

     The Company is from time to time a party to litigation arising in the ordinary course of business. Management believes that no pending legal proceeding will have a material adverse effect on the business, financial condition or results of operations of the Company.

                         PROVANT, INC. AND SUBSIDIARIES

(11) STOCKHOLDERS' EQUITY

  Common and Preferred Stock

     In connection with its organization and initial capitalization, the Company issued 1,950,520 shares of its Common Stock, $.01 par value per share. In 1998, the Company issued 1,395,697 additional shares to management. These share amounts have been adjusted to reflect the stock split described below.

     The Company, in connection with the IPO, increased the authorized shares of stock to 45 million, consisting of 40 million shares of Common Stock and 5 million shares of Preferred Stock, and declared a stock split of 979.0292-for-1 in the form of a stock dividend that resulted in a total amount of outstanding shares of Common Stock prior to the IPO (but giving effect to the Combination) of 6,805,558. Holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders, and do not have cumulative voting rights. All share and per share amounts have been adjusted to reflect the stock split.

     On May 4, 1998, the Company completed its IPO, issuing to the public 2,600,000 shares of its Common Stock at a price of $13.00 per share and on May 7, 1998, the Company sold 390,000 shares of Common Stock at a price of $13.00 per share pursuant to the over-allotment option granted to the underwriters. The Company realized net proceeds from these sales of $32.7 million, net of the underwriting commissions and discounts and other expenses of the offering.

     As of June 30, 1998, the Company had 9,795,558 shares of Common Stock issued and outstanding.

     The Preferred Stock, if issued, would have priority over the Common Stock with respect to dividends and other distributions, including the distribution of assets upon liquidation. As of June 30, 1998, the Company had not issued any shares of Preferred Stock.

(12) STOCK OPTION PLANS

  Equity Incentive Plan

     The Company adopted the 1998 Equity Incentive Plan which provides for the award of up to 1,100,000 shares of Common Stock in the form of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock or stock units. All directors and employees of, and all consultants and advisors to, the Company are eligible to participate.

     In connection with the Offering, options to purchase 246,596 shares of Common Stock at $13.00 per share were issued to certain executives of the Company, of which options to purchase 86,596 shares vested upon the closing of the IPO. Options to purchase the remaining shares vest equally over a three-year period. All of these options expire seven years from the date of grant.

     Options to purchase an additional 622,387 shares of Common Stock at $13.00 per share were awarded to employees of and consultants to the Founding Companies and PROVANT. These options vest equally over a three year period and expire seven years from the date of grant, with the exception of options to purchase 80,000 shares, which became exercisable upon the closing of the Offering.

  Stock Plan for Non-employee Directors

     The Company adopted the Stock Plan for Non-Employee Directors whereby 100,000 shares of Common Stock have been reserved for issuance. Each non-employee director of the Company who was not a stockholder prior to the Offering received an option to purchase 7,500 shares of Common Stock at $13.00 per share. Any non-employee director of the Company elected after the IPO generally will receive an option to purchase 7,500 shares of Common Stock at the fair market value of the Common Stock at the date of grant. Each option expires after 10 years and is exercisable six months following the date of grant. As of June 30, 1998, options to purchase 15,000 shares of Common Stock were granted under this plan.

                         PROVANT, INC. AND SUBSIDIARIES

  Stock Purchase Plan

     The Company's 1998 Employee Stock Purchase Plan allows all employees who work more than 20 hours per week, other than employees owning more than 5% or more of the combined voting power of all classes of stock of the Company, to purchase shares of Common Stock at a discount on a periodic basis.

     Purchases can occur at the end of option periods, each of six months' duration. The first such period began on June 1, 1998. The purchase price of Common Stock under the Employee Stock Purchase Plan will be 85% of the lesser of the last sale price of the Common Stock on the day prior to the beginning of an option period and the last sale price of the Common Stock on the day prior to the end of the option period. Participants may elect under the Plan to have from up to 2% to 10% of their pay applied to the purchase of shares at the end of the option period.

     A total of 500,000 shares are reserved for issuance under the Employee Stock Purchase Plan. As of June 30, 1998, no shares have been issued.

  Stock Purchase Warrants

     The Company issued two warrants each to officers and directors of the Company in exchange for these executives extending financing to the Company in the period prior to the Offering. The first warrant entitles the holder to purchase 176,368 shares of Common Stock at a per share exercise price equal to $13.00. The second warrant entitles the holder to purchase 220,460 shares of Common Stock which will become exercisable only if the market price of the Common Stock increases to certain threshold levels (except as otherwise described below) (the "Contingent Warrant"). Specifically, 20% of the total number of shares issuable under the Contingent Warrant will become exercisable on each of the three occasions that the market price of the Common Stock reaches $26.00, $39.00 and $52.00, respectively, and the remaining 40% of the total number of shares issuable under the Contingent Warrant will become exercisable if the market price of the Common Stock reaches $65.00. However, under certain circumstances involving the merger or sale of the Company, the Contingent Warrant will become exercisable to purchase all of the warrant shares. The exercise price of the Contingent Warrant increases on each anniversary of the closing of the Offering. Specifically, the exercise price is equal to the initial public offering price of $13.00 for the first 12 months following the closing of the Offering and, for each 12 month period thereafter, is equal to the initial public offering price plus 10% of the initial public offering price multiplied by the number of full 12 month periods elapsed since the closing of the Offering. However, once a portion of the Contingent Warrant becomes exercisable, that portion's exercise price is fixed as of that date. The warrants expire on May 4, 2005. The warrants have been accounted for in accordance with Opinion No. 14 of the Accounting Principles Board. Accordingly, the fair value allocated to the warrants has been accounted for as discount on the related debt. The holders of the warrants have the right to require the Company to register the resale of the shares that may be acquired upon exercise of the warrants under the Securities Act of 1933, as amended.

     Stock option activity under all plans during the periods indicated is as follows:

                                                              NUMBER OF   WEIGHTED-AVERAGE
                                                               SHARES      EXERCISE PRICE
                                                              ---------   ----------------

Balance at June 30, 1997 and prior..........................        --
     Granted................................................   883,983         $13.00
     Exercised..............................................        --
     Forfeited..............................................     9,966          13.00
     Expired................................................        --
                                                               -------

Balance at June 30, 1998....................................   874,017         $13.00
                                                               =======

                         PROVANT, INC. AND SUBSIDIARIES

     The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements, except for stock options granted to non-employees for which compensation expense of $201,000 has been recorded in the year ended June 30, 1998. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (Dollars in thousands, except per share data):

                                                              YEAR ENDED
                                                               JUNE 30,
                                                                 1998
                                                              ----------
Net loss:
  As reported...............................................   $(2,894)
  Pro forma for SFAS No. 123................................   $(3,679)
Basic and diluted loss per common share:
  As reported...............................................   $ (0.67)
  Pro forma for SFAS No. 123................................   $ (0.85)

     At June 30, 1998, there were 325,983 additional shares available for grant under the Company's stock option plans. The per share weighted-average fair value of stock options granted during 1998 was $4.53 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: volatility of 33%; expected dividend yield 0%, risk-free interest rate of 6.0%, and an expected life of 4 years.

     The following is a summary of stock options outstanding at June 30, 1998:

                     OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
--------------------------------------------------------------   -----------------------
                                      WEIGHTED-
                                       AVERAGE       WEIGHTED-                 WEIGHTED-
     RANGE OF                      REMAINING YEARS    AVERAGE                   AVERAGE
     EXERCISE          NUMBER      OF CONTRACTUAL    EXERCISE      NUMBER      EXERCISE
      PRICES         OUTSTANDING        LIFE           PRICE     EXERCISABLE     PRICE
     --------        -----------   ---------------   ---------   -----------   ---------
      $ 5.00            10,000          2.84          $ 5.00        10,000      $ 5.00
      $13.00           874,017          6.88          $13.00       168,596      $13.00
                       -------                                     -------
   $ 5.00-$13.00       884,017          6.83          $12.91       178,596      $12.55

     In addition to the options granted under the plans noted above, the Company issued an option to purchase 10,000 shares of Common Stock at a purchase price of $5.00 per share.

  1998 Non-Qualified Stock Option Plan

     In July 1998, the Company adopted the 1998 Non-Qualified Stock Option Plan which provides for the award of up to 500,000 shares of Common Stock in the form of non-qualified stock options. All employees who are not officers or directors of the Company are eligible to participate. As of August 10, 1998, no options were granted under the 1998 Non-Qualified Stock Option Plan.

(13) EMPLOYEE BENEFIT PLANS

     The Founding Companies provide various retirement plans for eligible employees. These plans consist of defined contribution plans and profit sharing plans and cover employees at substantially all of the Company's operating locations. The defined contribution plans provide for contributions ranging from 1.5% to 2.0% of covered employees' salaries or wages, or at the discretion of the company. Total expense for contributions under all plans totaled $101,000 for fiscal 1998.

                         PROVANT, INC. AND SUBSIDIARIES

(14) RELATED PARTY TRANSACTIONS

     Prior to the Combination, certain Founding Companies had entered into lease arrangements with stockholders for facilities. These lease arrangements are for periods ranging from three to five years. Related lease expense was $81,000 for the year ended June 30, 1998. Future commitments with respect to these leases are included in the schedule of minimum lease payments in Note 10.

     Expenses paid by PROVANT prior to the closing of the Offering were advanced under a $3 million line of credit issued on October 6, 1997 by two of the Company's stockholders. As of June 30, 1998 this loan was repaid in its entirety and the line of credit was terminated.

(15) SEGMENT REPORTING

     The Company operates principally in one segment comprised of training and development services and products designed to increase the productivity of organizations. There was no single customer that accounted for 10% or more of the Company's total revenue in fiscal 1998.

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Star Mountain, Inc.:

     We have audited the accompanying statements of operations, stockholders' equity, and cash flows of Star Mountain, Inc. for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Star Mountain, Inc. for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

                                          Friedman & Fuller, P.C.

Rockville, Maryland
February 16, 1996

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Star Mountain, Inc.:

     We have audited the accompanying consolidated balance sheets of Star Mountain, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1997 and for the period from January 1, 1998 to May 4, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Mountain, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997 and for the period from January 1, 1998 to May 4, 1998, in conformity with generally accepted accounting principles.

                                            KPMG Peat Marwick LLP

Boston, Massachusetts
August 10, 1998

                      STAR MOUNTAIN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                  DECEMBER 31,
                                                                -----------------
                                                                 1996      1997
                                                                ------    -------
                                     ASSETS
Current assets:
  Cash......................................................    $   39    $   358
  Accounts receivable.......................................     4,395      6,091
  Current portion of notes receivable, related parties......       181        666
  Inventory.................................................       100        129
  Other current assets......................................        71        100
  Deferred income taxes.....................................        29        117
                                                                ------    -------
          Total current assets..............................     4,815      7,461
                                                                ------    -------
Property and equipment:
  Furniture and fixtures....................................        65        531
  Office equipment..........................................       746      1,444
  Computer software.........................................        69        114
  Leasehold improvements....................................        16         87
  Automobiles...............................................        31         73
                                                                ------    -------
                                                                   927      2,249
  Less accumulated depreciation and amortization............       423      1,303
                                                                ------    -------
                                                                   504        946
                                                                ------    -------
Other assets:
  Notes receivable, related parties, net of current
     portion................................................       267         --
  Other assets..............................................       140        459
  Land held for investment..................................       110        110
  Goodwill, net of accumulated amortization of $23 and
     $88....................................................       147      1,701
                                                                ------    -------
                                                                   664      2,270
                                                                ------    -------
          Total assets......................................    $5,983    $10,677
                                                                ======    =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable, bank........................................    $  905    $ 2,858
  Current portion of notes payable..........................        95        455
  Accounts payable..........................................     1,295      1,685
  Accrued expenses..........................................       573      1,152
  Billings in excess of costs and earnings..................     1,076      1,247
                                                                ------    -------
          Total current liabilities.........................     3,944      7,397
                                                                ------    -------
Long-term liabilities:
  Notes payable, net of current portion.....................        --        304
  Deferred income taxes.....................................        29        198
                                                                ------    -------
          Total long-term liabilities.......................        29        502
                                                                ------    -------
          Total liabilities.................................     3,973      7,899
                                                                ------    -------
Commitments and contingencies
Stockholders' equity:
  Common stock..............................................         8      2,147
  Additional paid-in capital................................     2,058         --
  Retained earnings.........................................       529      1,257
                                                                ------    -------
                                                                 2,595      3,404
  Less common stock held in treasury at cost................      (585)      (626)
                                                                ------    -------
          Total stockholders' equity........................     2,010      2,778
                                                                ------    -------
          Total liabilities and stockholders' equity........    $5,983    $10,677
                                                                ======    =======

          See accompanying notes to consolidated financial statements

                      STAR MOUNTAIN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                      YEAR ENDED DECEMBER 31,        PERIOD FROM
                                                   -----------------------------   JANUARY 1, 1998
                                                    1995       1996       1997     TO MAY 4, 1998
                                                   -------    -------    -------   ---------------
Total revenue....................................  $14,306    $16,313    $23,775       $11,052
Cost of revenue..................................    8,668      9,457     14,504         6,109
                                                   -------    -------    -------       -------
Gross profit.....................................    5,638      6,856      9,271         4,943
Operating expenses...............................    4,411      5,476      7,591         3,650
                                                   -------    -------    -------       -------
Income from operations...........................    1,227      1,380      1,680         1,293
                                                   -------    -------    -------       -------
Other income (expense):
Interest income..................................       19         25         44            15
Interest expense.................................      (54)       (65)      (144)         (120)
Other, net.......................................     (200)      (339)      (306)          (32)
                                                   -------    -------    -------       -------
Other expense, net...............................     (235)      (379)      (406)         (137)
                                                   -------    -------    -------       -------
Income before income taxes.......................      992      1,001      1,274         1,156
Income taxes.....................................       --        397        546           457
                                                   -------    -------    -------       -------
Net income.......................................  $   992    $   604    $   728       $   699
                                                   =======    =======    =======       =======
Basic income per share...........................  $  0.11    $  0.07    $  0.09       $  0.09
                                                   =======    =======    =======       =======
Diluted income per share.........................  $  0.11    $  0.07    $  0.08       $  0.08
                                                   =======    =======    =======       =======
Weighted average shares outstanding..............    8,825      8,422      8,078         8,074
                                                   =======    =======    =======       =======
Weighted average shares and potentially dilutive
  shares outstanding.............................    8,963      8,565      8,823         8,871
                                                   =======    =======    =======       =======

          See accompanying notes to consolidated financial statements

                      STAR MOUNTAIN, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                     COMMON STOCK      ADDITIONAL   RETAINED      TREASURY STOCK
                                  ------------------    PAID-IN     EARNINGS    ------------------
                                   SHARES     AMOUNT    CAPITAL     (DEFICIT)    SHARES     AMOUNT   TOTAL
                                  ---------   ------   ----------   ---------   ---------   ------   ------
Balance, December 31, 1994......    740,852   $    8    $ 1,955      $ (688)           --   $  --    $1,275
Issuance of common stock upon
  exercise of options...........     11,827       --         36          --            --      --        36
Distributions to shareholders...         --       --         --        (379)           --      --      (379)
Purchase of treasury stock......         --       --         --          --        22,700     (65)      (65)
Net income......................         --       --         --         992            --      --       992
                                  ---------   ------    -------      ------     ---------   -----    ------
Balance, December 31, 1995......    752,679        8      1,991         (75)       22,700     (65)    1,859
Issuance of common stock upon
  exercise of options...........      9,414       --         67          --            --      --        67
Purchase of treasury stock......         --       --         --          --        65,671    (520)     (520)
Net income......................         --       --         --         604            --      --       604
                                  ---------   ------    -------      ------     ---------   -----    ------
Balance, December 31, 1996......    762,093        8      2,058         529        88,371    (585)    2,010
Issuance of common stock upon
  exercise of options...........     87,621       32         --          --            --      --        32
Purchase of treasury stock......         --       --         --          --        12,584     (41)      (41)
Stock split, conversion to no
  par stock.....................  8,383,023    2,058     (2,058)         --     1,110,505      --        --
Issuance of common stock........     50,735       49         --          --            --      --        49
Net income......................         --       --         --         728            --      --       728
                                  ---------   ------    -------      ------     ---------   -----    ------
Balance, December 31, 1997......  9,283,472    2,147    $    --       1,257     1,211,460    (626)   $2,778
Issuance of common stock........      1,553       12         --          --            --      --        12
Net income......................         --       --         --         699            --      --       699
                                  ---------   ------    -------      ------     ---------   -----    ------
Balance, May 4, 1998............  9,285,025   $2,159    $    --      $1,956     1,211,460   $(626)   $3,489
                                  =========   ======    =======      ======     =========   =====    ======

          See accompanying notes to consolidated financial statements

                      STAR MOUNTAIN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                            YEAR ENDED DECEMBER 31,           PERIOD FROM
                                                        --------------------------------    JANUARY 1, 1998
                                                          1995        1996        1997      TO MAY 4, 1998
                                                        --------    --------    --------    ---------------
Cash flows from operating activities:
  Cash received from customers........................  $ 13,419    $ 16,428    $ 23,529        $10,152
  Cash paid to suppliers and employees................   (12,620)    (14,890)    (22,083)        (9,679)
  Interest received...................................        19          25          44             16
  Interest paid.......................................       (54)        (65)       (144)          (122)
  Income taxes paid...................................        --        (420)       (482)          (252)
                                                        --------    --------    --------        -------
          Net cash provided by operating activities...       764       1,078         864            115
                                                        --------    --------    --------        -------
Cash flows from investing activities:
  Issuance of notes receivable........................       (64)        (96)       (218)            --
  Acquisition of property and equipment...............      (159)        (61)       (358)          (264)
  Business acquisitions...............................      (100)       (300)     (1,752)            --
  Purchase of land held for investment................        --        (110)         --             --
  Other...............................................        (8)          2          --             --
                                                        --------    --------    --------        -------
          Net cash used in investing activities.......      (331)       (565)     (2,328)          (264)
                                                        --------    --------    --------        -------
Cash flows from financing activities:
  Net borrowings (payments) on line-of-credit.........       (15)        (86)      1,953            403
  Principal repayments on long-term debt..............        --          --        (210)          (286)
  Proceeds from other notes payable...................        25          95          --             --
  Payments on other notes payable.....................       (34)        (35)         --             --
  Proceeds from issuance of common stock..............        36          68          81             12
  Purchase of treasury stock..........................       (65)       (520)        (41)            --
  Distributions to shareholders.......................      (379)         --          --             --
  Decrease in deferred income taxes...................        --          --          --             --
                                                        --------    --------    --------        -------
          Net cash provided by (used in) financing
            activities................................      (432)       (478)      1,783            129
                                                        --------    --------    --------        -------
Net (decrease) increase in cash.......................         1          35         319            (20)
Cash and cash equivalents, beginning of period........         3           4          39            358
                                                        --------    --------    --------        -------
Cash and cash equivalents, end of period..............  $      4    $     39    $    358        $   338
                                                        ========    ========    ========        =======

          See accompanying notes to consolidated financial statements

                      STAR MOUNTAIN, INC. AND SUBSIDIARIES

                                                              YEAR ENDED DECEMBER 31,        PERIOD FROM
                                                            ---------------------------    JANUARY 1, 1998
                                                             1995       1996      1997     TO MAY 4, 1998
                                                            -------    ------    ------    ---------------
                                                                        (DOLLARS IN THOUSANDS)
Reconciliation of net income to net cash provided by
  operating activities:
  Net income..............................................  $   992    $  604    $  728        $  699
                                                            -------    ------    ------        ------
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization...........................       96       139       314           136
  Loss on sale of assets..................................       --         4        11            --
  Deferred income taxes...................................       --        --        (9)           (6)
  Changes in assets and liabilities:
     (Increase) decrease in:
     Accounts receivable..................................   (1,053)     (637)     (417)       (2,094)
     Inventory............................................       --        18       (29)           37
     Other current assets.................................       47       (34)       24           440
     Other assets.........................................      (25)      (69)     (237)         (183)
     Intercompany assets..................................       --        --        --           (50)
  Increase (decrease) in:
     Accounts payable.....................................      425       168        90           335
     Accrued expenses.....................................      116       133       218           271
     Billings in excess of costs and anticipated
       profits............................................      166       752       171           530
                                                            -------    ------    ------        ------
  Total adjustments.......................................     (228)      474       136          (584)
                                                            -------    ------    ------        ------
  Net cash provided by operating activities...............  $   764    $1,078    $  864        $  115
                                                            =======    ======    ======        ======

Non-cash investing and financing activities: In February 1997, the Company issued a note payable of $506,000 for a portion of the purchase price of ORA. In October 1997, the Company issued a note payable of $325,000 for a portion of the purchase price of SED.

          See accompanying notes to consolidated financial statements

                      STAR MOUNTAIN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  NATURE OF OPERATIONS

     Star Mountain, Inc. (together with its direct and indirect wholly-owned subsidiaries the "Company") was founded in 1987. The Company is primarily engaged in contracting with the U.S. Government to provide technical and professional services in the form of computer-based training, software development and computer applications support. In August 1996, the Company formed a wholly-owned subsidiary, Star Digital, Inc. to acquire the assets of Computer Visions, Inc. Star Digital, Inc. is primarily a value added distributor of computer equipment. In February 1997, the Company acquired the stock of Odyssey Research Associates, Inc. ("ORA"). ORA is primarily engaged in contracting with the U.S. Government to perform research relating to computer access and security. ORA includes the accounts of 168004 Canada, Inc. ("ORA Canada"), a wholly-owned subsidiary, which had performed similar contracts for the Canadian Government, but currently has minimal activity. Effective October 1, 1997, the Company acquired the net assets of the SED Division of Essex Corporation, which now operates as a division of the Company. This division provides weapons handling training for the U.S. Department of Defense.

     On May 4, 1998, PROVANT, Inc. ("PROVANT") acquired all of the outstanding stock of the Company for cash and shares of PROVANT common stock, and the Company became a wholly-owned subsidiary of PROVANT.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Revenue Recognition

     A major portion of the Company's revenue results from services performed under U.S. government contracts, either directly or through subcontracts. The majority of the Company's contracts are fixed-price contracts. Revenue on fixed price contracts is recognized using the percentage of completion method based on costs incurred in relation to total estimated costs. Revenue on time-and-materials contracts is recognized to the extent of fixed billable rates for hours delivered plus reimbursable costs. Revenue on cost-plus-fee contracts is recognized based on reimbursable costs incurred plus estimated fees earned thereon. At the time it is recognized that it is probable that a contract will result in a loss and the loss can be reasonably estimated, the entire estimated loss is included in the determination of net income. In accordance with industry practice, amounts relating to long-term contracts are classified as current assets although an indeterminable portion of these amounts is not expected to be realized within one year.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Credit Risk

     The Company's accounts receivable consist principally of unsecured amounts due from the U.S. Government.

  Cash Equivalents

     Cash equivalents are defined as highly liquid short-term investments whose maturity dates do not extend past three months from the original date of purchase. The Company has held no such instruments.

                      STAR MOUNTAIN, INC. AND SUBSIDIARIES

  Property and Equipment

     Property and equipment are stated at cost and include additions and major replacements or betterments. Depreciation and amortization are provided for in amounts which amortize the cost of properties utilizing the straight-line method over estimated useful lives of three to seven years. Maintenance, repairs and minor renewals are expensed as incurred. Any gain or loss on disposition is included in the determination of net income.

  Goodwill

     Goodwill represents the excess of the cost of business acquisitions, accounted for by the purchase method, over the fair value of the net assets thereof. Goodwill is being amortized on a straight-line basis principally over 14 years.

  Fair Value of Financial Instruments

     Financial instruments of the Company consist primarily of cash, accounts receivable, note payable, bank, accounts payable and accrued expenses. The carrying value of these financial instrument approximates their fair value because of the short maturity of these instruments.

  Income Taxes

     Through December 31, 1995, the Company had elected to be taxed as an S Corporation and, accordingly, the financial statements for 1995 do not reflect any provision for income taxes since elements of income and deduction passed through directly to the shareholders. Effective January 1, 1996, the Company terminated its election to be taxed as an S Corporation.

     Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be settled. Future tax benefits recognized as deferred tax assets must be reduced by a valuation allowance where it is more likely than not that the benefits may not be realized.

(3)  ACQUISITIONS

     On June 19, 1995, the Company acquired all of the assets of BZ Academy, Inc. (BZ). The acquisition has been accounted for as a purchase and has operated as the AIT division of the Company. Tangible assets were recorded at their book value at the date of purchase, which approximated their fair value. The difference between the purchase price and the assets' book value was recorded as goodwill.

     On August 1, 1996, the Company formed a new corporation, Star Digital, Inc., to acquire the assets of Computer Visions, Inc. The acquisition has been accounted for as a purchase. Computer Visions' tangible assets were recorded at their fair value, which approximated the purchase price. No goodwill was recorded.

     On February 21, 1997, the Company acquired the outstanding stock of ORA. The acquisition has been accounted for as a purchase. The excess of the purchase price over the book value of the net assets of ORA at the purchase date has been recorded as goodwill.

     On September 30, 1997, the Company acquired certain assets of Simms Industries. The acquisition has been accounted for as a purchase. The assets acquired consisted primarily of accounts receivable and fixed assets.

     On October 1, 1997, the Company acquired the net assets of the Systems Effectiveness Division (SED) of Essex Corporation for a total price of $1.5 million. The net assets represent substantially all of the operating

                      STAR MOUNTAIN, INC. AND SUBSIDIARIES
assets of the division. The excess of the purchase price over the book value of the tangible assets acquired of approximately $930,000 has been recorded as goodwill.

     The following table sets forth the pro forma information assuming that all acquisitions had occurred on January 1, 1995 (the earliest date information is available). The pro forma information takes into account amortization of goodwill and additional interest costs, net of tax benefits (Dollars in thousands, except per share data).

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1995       1996       1997
                                                        -------    -------    -------
Gross revenue.........................................  $22,668    $24,818    $28,383
Operating income......................................    1,081      1,524      1,298
Net income............................................      723        529        627
Earnings per share....................................  $  0.08    $  0.06    $  0.08

(4)  ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following (Dollars in thousands):

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1996      1997
                                                                ------    ------
Government contracts:
  Billed....................................................    $3,333    $4,828
  Unbilled..................................................       698       926
Other.......................................................       364       337
                                                                ------    ------
                                                                $4,395    $6,091
                                                                ======    ======

(5)  NOTES RECEIVABLE

     Notes receivable consist of the following (Dollars in thousands):

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1996      1997
                                                                ------    ------
Due from majority shareholder, unsecured, interest at
  prime.....................................................    $  131    $  349
Due from former employee, secured, interest at 10 percent...       317       317
                                                                ------    ------
                                                                   448       666
Less current portion........................................       181       666
                                                                ------    ------
                                                                $  267    $   --
                                                                ======    ======

(6)  NOTE PAYABLE, BANK

     The Company maintains a bank line of credit arrangement that provides for borrowings of 90% of billed accounts receivable less than 90 days old, not to exceed $3.5 million in total. Advances bear interest at LIBOR plus 250 basis points. The line is collateralized by substantially all of the Company's assets. The agreement requires the Company to meet certain covenants including limitations on dividends, and maintenance of adjusted tangible net worth, as defined. The Company has been in compliance with the lender's covenants during each of the periods presented. At December 31, 1996 and 1997, overdrafts in the payroll and operating bank accounts amounting to $236,000 and $259,000, respectively, have been included in the outstanding balance on the line since such overdrafts are automatically covered by the bank as checks are presented for payment.

                      STAR MOUNTAIN, INC. AND SUBSIDIARIES

(7)  LONG-TERM DEBT (DOLLARS IN THOUSANDS)

                                                               DECEMBER 31,
                                                              --------------
                                                              1996      1997
                                                              ----      ----
Note payable, shareholder, representing temporary advances
  of working capital, interest at LIBOR plus 250 basis
  points, due on demand. Unsecured..........................  $95       $ --
Note payable, purchase of subsidiary, ORA, interest at 9%,
  payable in four annual installments of $127 beginning
  February 1998.............................................             406
                                                              ---       ----
Note payable, purchase of net assets of SED, interest at 9%, payable in monthly installments of $23 through December
  1998......................................................   --        284
Note payable, purchase of net assets of SIMMS Industries....   --         24
Capital leases, payable in monthly installments of $2
  including interest at 9% to 17.5% due July 2000...........   --         45
                                                              ---       ----
Total.......................................................   95        759
Less current portion........................................   95        455
                                                              ---       ----
Long-term portion...........................................  $--       $304
                                                              ===       ====

(8)  EMPLOYEE BENEFITS

     The Company has a 401(k) plan in which it matches 50% of employee contributions, up to a maximum of 3% of each employee's gross annual compensation. In addition, the Company may contribute a discretionary amount annually. Total expense under the plan for the years ended December 31, 1995, 1996 and 1997 and for the period ended May 4, 1998, was $121,000, $123,000,
$153,000 and $85,000, respectively.

(9)  COMMITMENTS AND CONTINGENCIES

     Substantially all of the Company's revenue and costs for all periods since December 31, 1996, are subject to audit by agencies of the U.S. Government. Management does not expect the results of these audits to have a material impact on the financial position or future results of operations of the Company.

     The Company leases equipment and office space under various noncancellable operating leases. The office leases provide for future rental increases based on the Company's pro-rata share of increases in building operating expenses and real estate taxes, and for inflation adjustments based on increases in the Consumer Price Index. Rent expense, including month-to-month leases, for the years ended December 31, 1995, 1996 and 1997 and for the period ended May 4, 1998, totalled $557,000, $595,000, $868,000 and $396,000, respectively. Future minimum lease commitments under non-cancellable operating leases for years ending December 31, are as follows (Dollars in thousands):

                                                                TOTAL
                                                              ---------
1999........................................................   $1,046
2000........................................................      918
2001........................................................      732
2002........................................................      553
2003........................................................       92
                                                               ------
                                                               $3,341
                                                               ======

                      STAR MOUNTAIN, INC. AND SUBSIDIARIES

(10)  COMMON STOCK

     Common stock consists of the following:

                                                              DECEMBER 31,
                                                  -------------------------------------
                                                     1995         1996          1997
                                                  ----------    ---------    ----------
Par value.......................................  $      .01          .01           N/A
Shares:
  Authorized....................................   1,000,000    1,000,000    15,000,000
  Issued........................................     752,679      762,093     9,283,472

     Effective February 14, 1997, the Company's voting common stock was increased from 800,000 shares of $.01 par value to 12,000,000 shares of no par value, and the non-voting stock was increased from 200,000 shares of $.01 par value to 3,000,000 shares of no par value.

(11)  STOCK OPTIONS

     The Company offers key employees the opportunity to purchase stock through the Star Mountain Key Person Stock Option Plan (the "Plan"). Under the Plan, the Company issues options to eligible employees who must have one year of service with the Company. The exercise price for the options is at or above the current market price of the Company's shares, as determined by management. Management has applied a consistent formula which includes gross revenue and net income in determining the Company's share price. Options are exercisable upon issuance for periods of 3 to 5 years from the date of the grant.

     The activity in the Plan since 1995 is presented below. All options and option prices have been restated to reflect the 12:1 stock split in February 1997.

                                                        NUMBER OF OPTIONS       WEIGHTED
                                                         OUTSTANDING AND        AVERAGE
                                                           EXERCISABLE       EXERCISE PRICE
                                                        -----------------    --------------
Balance, December 31, 1994............................        912,000            $0.31
  Granted.............................................        384,000             0.47
  Forfeited...........................................       (360,000)            0.21
                                                            ---------
Balance, December 31, 1995............................        936,000             0.42
  Granted.............................................        936,000             0.49
  Forfeited...........................................       (348,000)            0.46
                                                            ---------
Balance, December 31, 1996............................      1,524,000             0.45
  Granted.............................................        331,000             1.00
  Exercised...........................................        (73,200)            0.24
  Forfeited...........................................       (120,000)            0.49
                                                            ---------
Balance, December 31, 1997............................      1,661,800             0.52
                                                            =========

     The weighted average price for options outstanding and exercisable at December 31, 1997 was $.52. The weighted average remaining term of the outstanding options is 3 years.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 defines a "fair value based method" of accounting for an employee stock option. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. The Company has historically accounted for employee stock options under the "intrinsic value method" as defined by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method,

                      STAR MOUNTAIN, INC. AND SUBSIDIARIES
compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. The Company's Plan, accounted for under APB Opinion No. 25, does not result in any compensation cost.

     SFAS No. 123 allows an entity to continue to use the intrinsic value method and management has elected to do so. However, entities electing to remain on the intrinsic value method must make pro forma disclosures of net income, as if the fair value based method of accounting had been applied. Because the method of accounting in SFAS No. 123 has not been applied to options granted prior to January 1, 1994, the resulting pro forma compensation costs may not be representative of the cost to be expected in future years.

     Under SFAS No. 123, net income would have been as follows (Dollars in thousands, except per share data):

                                                                   DECEMBER 31,
                                                             -------------------------
                                                             1995      1996      1997
                                                             -----     -----     -----
Net income, as reported....................................  $ 992     $ 604     $ 728
Pro forma net income.......................................  $ 984     $ 586     $ 675
Income per share, as reported..............................  $0.11     $0.07     $0.09
Pro forma income per share.................................  $0.11     $0.06     $0.08

     The fair value of each option is estimated on the date of grant using the following assumptions: no dividend yield, no volatility, risk-free interest rates approximating 6% and expected lives of 3 to 5 years. The weighted average grant date fair value of the options was as follows:

                                               DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                   1995             1996             1997
                                               ------------     ------------     ------------
Weighted average fair value..................      $.11             $.13             $.16

(12)  EARNINGS PER SHARE:

     Earnings per share is computed based on the weighted average number of common shares outstanding in each period. The dilutive effect of outstanding stock options is computed using the treasury stock method. Since there is no public market for the Company's stock, current market price has been assumed to be the exercise price of the latest stock options issued. Basic and diluted earnings per share have been computed as follows: (Dollars in thousands, except per share data)

                                                             EFFECT OF DILUTIVE      DILUTED      BASIC   DILUTED
                               NET INCOME    BASIC SHARES      STOCK OPTIONS         SHARES        EPS      EPS
                               ----------    ------------    ------------------      -------      -----   -------
                              (NUMERATOR)    (DENOMINATOR)                        (DENOMINATOR)
Year ended:
  December 31, 1995.........      $992         8,824,986          138,404           8,963,390     $0.11    $0.11
  December 31, 1996.........       604         8,422,206          143,176           8,565,382      0.07     0.07
  December 31, 1997.........       728         8,078,338          744,751           8,823,089      0.09     0.08
Period from January 1, 1998
  to May 4, 1998............       699         8,073,565          797,664           8,871,229      0.09     0.08

                      STAR MOUNTAIN, INC. AND SUBSIDIARIES

(13)  INCOME TAXES

     Income tax expense consists of the following amounts (Dollars in thousands):

                                                      DECEMBER 31,              PERIOD FROM
                                              ----------------------------    JANUARY 1, 1998
                                                  1996            1997          MAY 4, 1998
                                              ------------    ------------    ----------------
Current:
  Federal...................................      $313            $426              $393
  State.....................................        84             123                64
Deferred:
  Federal...................................        --              (3)               --
                                                  ----            ----              ----
                                                  $397            $546              $457
                                                  ====            ====              ====

     The differences between the effective income tax rate and the statutory federal income tax rates are as follows:

                                                          DECEMBER 31,      PERIOD FROM
                                                          ------------    JANUARY 1, 1998
                                                          1996    1997      MAY 4, 1998
                                                          ----    ----    ---------------
Computed "expected" tax on income.......................  34.0%   34.0%        34.0%
State taxes, net of federal benefit.....................   4.1     4.1          4.1
Other, net..............................................   1.6     4.7          1.4
                                                          ----    ----         ----
Taxes on income.........................................  39.7%   42.8%        39.5%
                                                          ====    ====         ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (Dollars in thousands):

                                                              DECEMBER 31,
                                                              ------------
                                                              1996    1997
                                                              ----    ----
Deferred tax assets result from
  accrued employee benefits,
  principally vacation......................................  $ 29    $ 90
  Accrued expenses..........................................    --      27
                                                              ----    ----
                                                              $ 29    $117
                                                              ====    ====
Deferred tax liabilities result from:
  Differences in depreciation methods.......................  $ 29    $135
  Change in accounting method from cash to accrual for
     ORA....................................................    --      63
                                                              ----    ----
                                                              $ 29    $198
                                                              ====    ====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this Item and not provided in Item 4A will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of its fiscal year ended June 30, 1998, and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of its fiscal year ended June 30, 1998, and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of its fiscal year ended June 30, 1998, and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of its fiscal year ended June 30, 1998, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) The following financial statements are included pursuant to Item 8.

                                                              PAGE
                                                              ----
PROVANT, INC. AND FOUNDING COMPANIES PRO FORMA:
  Basis of Presentation.....................................    21
  Unaudited Pro Forma Combined Statements of Operations.....    22
  Notes to Unaudited Pro Forma Combined Financial
     Statements.............................................    23

PROVANT, INC. AND SUBSIDIARIES:
  Independent Auditors' Report..............................    25
  Consolidated Balance Sheets...............................    26
  Consolidated Statements of Operations.....................    27
  Consolidated Statements of Stockholders' Equity
     (Deficit)..............................................    28
  Consolidated Statements of Cash Flows.....................    29
  Notes to Consolidated Financial Statements................    30

STAR MOUNTAIN, INC. AND SUBSIDIARIES:
  Independent Auditors' Reports.............................    43
  Consolidated Balance Sheets...............................    45
  Consolidated Statements of Operations.....................    46
  Consolidated Statements of Stockholders' Equity...........    47
  Consolidated Statements of Cash Flows.....................    48
  Notes to Consolidated Financial Statements................    50

     (a)(2) The following consolidated financial statement schedule of PROVANT, Inc. and Subsidiaries for the period from November 16, 1996 (date of inception) to June 30, 1997 and the year ended June 30, 1998 is filed as part of this Form 10-K and should be read in conjunction with the Company's Consolidated Financial Statements included in Item 8 of this Form 10-K.

                                                              SEQUENTIAL
SCHEDULE                                                       PAGE NO.
--------                                                      ----------
II  VALUATION AND QUALIFYING ACCOUNTS.......................  62

     Schedules not listed above have been omitted because they are not applicable or are not required or the information to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     (a)(3) Exhibits

                                                                       SEQUENTIAL
EXHIBIT                          DESCRIPTION                            PAGE NO.
-------                          -----------                           ----------
  **3.1  Certification of Incorporation of the Company...............
  **3.2  By-laws of the Company......................................
  **4.1  Form of Specimen Stock Certificate..........................
 **10.1  Form of Agreement and Plan of Merger by and among PROVANT,
         Inc., Behavioral Acquisition Corp., Paul M. Verrochi,
         Dominic J. Puopolo, Behavioral Technology, Inc. and Paul C.
         Green, Ph.D.................................................
 **10.2  Form of Agreement and Plan of Merger by and among PROVANT,
         Inc., Decker Acquisition Corp., Paul M. Verrochi, Dominic J.
         Puopolo, Decker Communications, Inc., Bert Decker and
         Kenneth Taylor..............................................
 **10.3  Form of Agreement and Plan of Merger by and among PROVANT,
         Inc., Howard Acquisition Corp., Paul M. Verrochi, Dominic J.
         Puopolo, J. Howard & Associates, Inc., Jeffrey P. Howard and
         Marc S. Wallace.............................................
 **10.4  Form of Agreement and Plan of Merger by and among PROVANT,
         Inc., LSS Acquisition Corp., Paul M. Verrochi, Dominic J.
         Puopolo, Robert Steinmetz, Ph.D., and Associates, Inc.,
         Edwin Bauch as Trustee of the Steinmetz Children's Trust
         u/d/t dated December 31, 1996, Edwin Bauch as Trustee of the
         King Children's Trust u/d/t dated December 31, 1996, John F.
         King and Robert A. Steinmetz, Ph.D..........................
 **10.5  Form of Agreement and Plan of Merger by and among PROVANT,
         Inc., MOHR Acquisition Corp., Paul M. Verrochi, Dominic J.
         Puopolo, MOHR Retail Learning Systems, Inc., Herbert Cohen,
         Judith Cohen and Michael Patrick............................
 **10.6  Form of Agreement and Plan of Merger by and among PROVANT,
         Inc., Paul M. Verrochi, Dominic J. Puopolo, Star Mountain,
         Inc., Star Acquisition Corp. and Carl von Sternberg.........
 **10.7  Form of Agreement and Plan of Merger by and among PROVANT,
         Inc., Novations Acquisition Corp., Paul M. Verrochi, Dominic
         J. Puopolo, Novations Group, Inc., Joseph Folkman, Joseph
         Hanson, Kurt Sandholtz, Norman Smallwood, Randy Stott and
         Jonathan Younger............................................
 **10.8  Form of First Amendment to Agreement and Plan of Merger (J.
         Howard).....................................................
 **10.9  1998 Equity Incentive Plan..................................
**10.10  Stock Plan for Non-Employee Directors.......................
**10.11  Form of 1998 Employee Stock Purchase Plan...................
**10.12  Form of Warrants to Messrs. Verrochi and Puopolo............
**10.13  Form of Contingent Warrants to Messrs. Verrochi and
         Puopolo.....................................................
**10.14  Form of Employment Agreement between Rajiv Bhatt and
         PROVANT, Inc................................................
**10.15  Form of Employment Agreement between MOHR Acquisition Corp.,
         Herbert A. Cohen, and PROVANT, Inc..........................
**10.16  Form of Employment Agreement between Decker Acquisition
         Corp., Bert Decker, and PROVANT, Inc........................
**10.17  Form of Employment Agreement between Philip Gardner and
         PROVANT, Inc................................................
**10.18  Form of Employment Agreement between Behavioral Acquisition
         Corp., Paul C. Green, and PROVANT, Inc......................
**10.19  Form of Employment Agreement between Novations Acquisition
         Corp., Joe Hanson, and PROVANT, Inc.........................

                                                                       SEQUENTIAL
EXHIBIT                          DESCRIPTION                            PAGE NO.
-------                          -----------                           ----------
**10.20  Form of Employment Agreement between LSS Acquisition Corp.,
         John F. King, and PROVANT, Inc..............................
**10.21  Form of Employment Agreement between Dominic J. Puopolo and
         PROVANT, Inc................................................
**10.22  Form of Employment Agreement between A. Carl von Sternberg,
         Star Acquisition Corp. and PROVANT, Inc.....................
**10.23  Form of Employment Agreement between Paul M. Verrochi and
         PROVANT, Inc................................................
**10.24  Form of Employment Agreement between Howard Acquisition
         Corp., Marc S. Wallace, and PROVANT, Inc....................
**10.25  Form of Employment Agreement between John H. Zenger and
         PROVANT, Inc................................................
**10.26  Form of Consulting Agreement between Michael J. Davies and
         PROVANT, Inc................................................
**10.27  Lease Agreement between Behavioral Technology, Inc. and Paul
         C. Green, Ph.D..............................................
**10.28  Lease Agreement between Novations Group, Inc. and Novations
         Partners, L.L.C.............................................
**10.29  Form of Consulting Agreement between Donald W. Glazer and
         PROVANT, Inc................................................
 *10.30  Revolving Credit Agreement dated April 8, 1998 between
         PROVANT, Inc. and Fleet National Bank.......................
 +10.31  Amendment No. 1 to Revolving Credit Agreement...............
++10.32  1998 Non-Qualified Stock Option Plan........................
    +21  Subsidiaries of the Registrant..............................
  +23.1  Consent of KPMG Peat Marwick LLP............................
  +23.2  Consent of Friedman & Fuller, P.C...........................
    +24  Power of Attorney (contained in the signature page to this
         Registration Statement).....................................
    +27  Financial Data Schedule.....................................

---------------

 * Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1998.

** Incorporated by reference to the Company's Registration Statement on Form S-1
   (File No. 333-46157).

++ Incorporated by reference to the Company's Registration Statement on Form S-8
   (File 333- 62109).

 + Filed herewith.

  (b) The Company filed no reports on Form 8-K during the last quarter of its fiscal year ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PROVANT, INC.

                                          By:     /s/ PAUL M. VERROCHI
                                            ------------------------------------
                                                      PAUL M. VERROCHI
                                                 CHAIRMAN OF THE BOARD AND CHIEF
                                                  EXECUTIVE OFFICER

                                          Date: September 16, 1998
                                             -----------------------------------

                               POWER OF ATTORNEY

     Each person whose signature appears below on this Annual Report on Form 10-K hereby constitutes and appoints Paul M. Verrochi, Dominic J. Puopolo, Rajiv Bhatt and James E. Dawson, and each of them, with full power to act without the other, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities (until revoked in writing), to sign any and all amendments (including post-effective amendments and amendments thereto) to this Annual Report on Form 10-K of the registrant, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary fully to all intents and purposes as he or she might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURES                                   TITLE                     DATE
                     ----------                                   -----                     ----

                /s/ PAUL M. VERROCHI                   Chairman of the Board and     September 16, 1998
-----------------------------------------------------    Chief Executive Officer
                  PAUL M. VERROCHI

               /s/ DOMINIC J. PUOPOLO                  Chief Financial Officer and   September 16, 1998
-----------------------------------------------------    Director
                 DOMINIC J. PUOPOLO

                 /s/ JOHN H. ZENGER                    President and Director        September 16, 1998
-----------------------------------------------------
                   JOHN H. ZENGER

                   /s/ RAJIV BHATT                     Chief Accounting Officer      September 16, 1998
-----------------------------------------------------
                     RAJIV BHATT

                /s/ HERBERT A. COHEN                   Director                      September 16, 1998
-----------------------------------------------------
                  HERBERT A. COHEN

                   /s/ BERT DECKER                     Director                      September 16, 1998
-----------------------------------------------------
                     BERT DECKER

                     SIGNATURES                                   TITLE                     DATE
                     ----------                                   -----                     ----
                  /s/ PAUL C. GREEN                    Director                      September 16, 1998
-----------------------------------------------------
                    PAUL C. GREEN

                   /s/ JOE HANSON                      Director                      September 16, 1998
-----------------------------------------------------
                     JOE HANSON

                  /s/ JOHN F. KING                     Director                      September 16, 1998
-----------------------------------------------------
                    JOHN F. KING

              /s/ A. CARL VON STERNBERG                Director                      September 16, 1998
-----------------------------------------------------
                A. CARL VON STERNBERG

                 /s/ MARC S. WALLACE                   Director                      September 16, 1998
-----------------------------------------------------
                   MARC S. WALLACE

                /s/ MICHAEL J. DAVIES                  Director                      September 16, 1998
-----------------------------------------------------
                  MICHAEL J. DAVIES

                /s/ DAVID B. HAMMOND                   Director                      September 16, 1998
-----------------------------------------------------
                  DAVID B. HAMMOND

                 /s/ JOHN R. MURPHY                    Director                      September 16, 1998
-----------------------------------------------------
                   JOHN R. MURPHY

                 /s/ ESTHER T. SMITH                   Director                      September 16, 1998
-----------------------------------------------------
                   ESTHER T. SMITH

                         PROVANT, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)

---------------------------------------  ----------   -----------------------   -----------   -----------
               COLUMN A                   COLUMN B           COLUMN C            COLUMN D      COLUMN E
---------------------------------------  -----------  -----------------------    -----------  -----------
                                         BALANCE AT   CHARGED TO   CHARGED TO
                                         BEGINNING    COSTS AND      OTHER                    BALANCE AT
              DESCRIPTION                 OF YEAR      EXPENSES     ACCOUNTS    DEDUCTIONS    END OF YEAR
---------------------------------------  ----------   ----------   ----------   -----------   -----------

Period from November 16, 1996 (date of
  inception) to June 30, 1997:
Allowance for doubtful accounts........      $--         $ --         $ --          $--          $ --

Year ended June 30, 1998:
Allowance for doubtful accounts........      $--         $135         $605(a)       $--          $740

---------------
(a) Amount established as component of accounts acquired in acquisition of the Founding Companies.