Form 10-Q
period 1998-09-30
PROVANT INC
filed 1998-11-10
CIK 1054853

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding at November 2, 1998: 11,395,550

================================================================================

                                  PROVANT, INC.

                                      INDEX


PART I. - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.  Financial Statements

Consolidated Balance Sheets as of June 30, 1998 and September
  30, 1998 .............................................................      3

Pro Forma Combined Statement of Operations for the three months ended
  September 30, 1997 and Historical Consolidated Statements of
  Operations for the three months ended September 30, 1997 and
  1998 .................................................................      4

Consolidated Statements of Cash Flows for the three months ended
  September 30, 1997 and 1998 ..........................................      5

Notes to Consolidated Financial Statements .............................      6

Item 2.  Management's Discussion and Analysis of Financial Condition and
  Results of Operations ................................................      8

PART II. - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K ...........................     11

   Signature............................................................     12

PROVANT, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)


    Assets                                               June 30,   September 30,
                                                           1998         1998
                                                        ---------   -------------
                                                                     (UNAUDITED)
Current Assets:
  Cash and cash equivalents .....................       $   6,394     $   2,811
  Accounts receivable, net ......................          19,516        21,776
  Inventory .....................................             177         3,495
  Deferred income taxes .........................           2,127         2,146
  Costs in excess of billings ...................             696           867
  Prepaid expenses and other current assets .....           1,182         1,425
                                                        ---------     ---------
      Total current assets ......................          30,092        32,520

Property and equipment, net .....................           2,548         3,224
Other assets ....................................             776           733
Goodwill, net ...................................          52,942        65,482
                                                        ---------     ---------
      Total assets ..............................       $  86,358     $ 101,959
                                                        =========     =========

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable ..............................       $   3,346     $   3,599
  Accrued expenses ..............................           7,361         7,336
  Accrued compensation ..........................           2,928         3,419
  Billings in excess of costs ...................           2,896         3,166
  Deferred revenue ..............................             669           514
  Income taxes payable ..........................           1,252         2,018
  Current portion of long term debt .............             533           552
                                                        ---------     ---------
      Total current liabilities .................          18,985        20,604

Long term debt, net of current portion ..........             874         8,402
                                                        ---------     ---------
      Total liabilities .........................          19,859        29,006

Stockholders' Equity:
  Preferred stock, $.01 par value; none issued ..            --            --
  Common stock, $.01 par value; 9,795,558 and
  10,226,325 shares issued and outstanding,
  respectively ..................................              98           102
  Additional paid-in capital ....................          69,462        74,513
  Accumulated deficit ...........................          (3,061)       (1,662)
                                                        ---------     ---------
      Total stockholders' equity ................          66,499        72,953
                                                        ---------     ---------
      Total liabilities and stockholders' equity        $  86,358     $ 101,959
                                                        =========     =========


           See accompanying notes to consolidated financial statements

PROVANT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                      Three Months Ended September 30,
                                               ----------------------------------------------
                                                   1997             1997             1998
                                                                 Pro Forma
                                                Historical        Combined        Historical
                                               ------------     ------------     ------------
 Total revenue ............................    $       --       $     17,738     $     23,710
 Cost of revenue ..........................            --              8,056           10,148
                                               ------------     ------------     ------------
       Gross profit .......................            --              9,682           13,562
Selling, general and administrative
  expenses ................................             200            7,558           10,593
 Goodwill amortization ....................            --                334              380
                                               ------------     ------------     ------------
       Income (loss) from operations ......            (200)           1,790            2,589
 Interest and other expense, net ..........              (8)              (3)              (3)
                                               ------------     ------------     ------------
       Income (loss) before income taxes ..            (208)           1,787            2,586
 Provision for income taxes ...............            --                848            1,187
                                               ------------     ------------     ------------
       Net income (loss) ..................    $       (208)    $        939     $      1,399
                                               ============     ============     ============

Earnings (loss) per common share:
Basic .....................................    $      (0.08)    $       0.10     $       0.14
                                               ============     ============     ============
Diluted ...................................    $      (0.08)    $       0.09     $       0.13
                                               ============     ============     ============

Weighted average common shares outstanding:
Basic .....................................       2,577,954        9,795,558       10,070,808
                                               ============     ============     ============
Diluted ...................................       2,577,954       10,168,889       11,124,260
                                               ============     ============     ============


           See accompanying notes to consolidated financial statements

PROVANT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)


                                                          Three Months Ended September 30,
                                                          --------------------------------
                                                            1997                   1998
                                                          --------               --------
Cash flows from operating activities:
Net income (loss) ....................................    $   (208)              $  1,399
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
   Depreciation and amortization .....................        --                      711
Changes in operating assets and liabilities:
   Accounts receivable ...............................        --                      228
   Inventory .........................................        --                     (186)
   Deferred income taxes .............................        --                     (109)
   Costs in excess of billings .......................        --                      (33)
   Prepaid expenses and other current assets .........        --                     (446)
   Other assets ......................................        --                      207
   Accounts payable and accrued expenses .............        --                   (2,125)
   Accrued compensation ..............................        --                      491
   Billings in excess of costs .......................        --                      141
   Deferred revenue ..................................        --                     (155)
   Income taxes payable ..............................        --                     (230)
                                                          --------               --------
     Total adjustments ...............................        --                   (1,506)
                                                          --------               --------
     Net cash used in operating activities ...........        (208)                  (107)
                                                          --------               --------

Cash flows from investing activities:
   Acquisitions of businesses, net of cash acquired ..        --                  (10,080)
   Additions to property and equipment ...............        --                      (40)
                                                          --------               --------
     Net cash used in investing activities ...........        --                  (10,120)

Cash flows from financing activities:
  Increase in notes payable to stockholders ..........         208                   --
  Net borrowings of long-term debt ...................        --                    6,644
                                                          --------               --------
    Net cash provided by financing activities ........         208                  6,644

                                                          --------               --------
Net decrease in cash and cash equivalents ............        --                   (3,583)

Cash and cash equivalents, beginning of period .......           1                  6,394

                                                          --------               --------
Cash and cash equivalents, end of period .............    $      1               $  2,811
                                                          ========               ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes ...........................    $   --                 $  1,557
                                                          ========               ========


           See accompanying notes to consolidated financial statements

PROVANT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

  ORGANIZATION

    PROVANT, Inc., a Delaware corporation ("PROVANT" and collectively with its subsidiaries, the "Company"), provides a broad range of performance improvement services and products primarily to Fortune 1000 companies, other large and medium-sized corporations and government entities. The Company's objective is to become the leading single source provider of high-quality performance improvement services and products that are distributed through multiple delivery methods.

    On May 4, 1998, PROVANT completed the initial public offering (the "Offering" or "IPO") of its common stock (the "Common Stock") and simultaneously acquired in separate merger transactions (the "Combination") seven companies engaged in providing performance improvement services and products (collectively referred to as the "Founding Companies"). In the quarter ended September 30, 1998, the Company acquired in separate transactions two additional companies engaged in providing performance improvement services and products (collectively referred to with the Founding Companies as the "Operating Companies"). Prior to the IPO, PROVANT did not conduct any revenue generating activities of its own. For the period from inception through May 4, 1998, all of PROVANT's activities had been related to the completion of the IPO and the Combination. All references to the "Company" include PROVANT and the Operating Companies.

BASIS OF PRESENTATION

    The information contained in the following notes to the accompanying financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report on Form 10-K for the year ended June 30, 1998 filed by PROVANT with the Securities and Exchange Commission.

    In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of operations and cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

    For financial statement purposes, PROVANT has been identified as the accounting acquiror. Accordingly, the consolidated financial statements include the accounts of PROVANT since its inception, November 16, 1996, and the accounts of the Operating Companies since their respective dates of acquisition. The acquisitions of the Operating Companies were accounted for using the purchase method of accounting. The allocations of the purchase prices to the assets acquired and liabilities assumed of these companies have been recorded based on preliminary estimates of fair value and may be changed as additional information becomes available.

    The unaudited pro forma combined statement of operations gives effect to (i) the Combination of PROVANT and the Founding Companies, (ii) the consummation of the IPO and the application of the net proceeds therefrom, (iii) acquisitions completed by one of the Founding Companies, (iv) a provision for income tax for those Founding Companies that were taxed as S corporations during the period and
(v) the compensation differential. The compensation differential represents pro forma adjustments to salary, bonuses and benefits paid to certain pre-Combination owners of the Founding Companies to certain levels to which they agreed prospectively. For the three months ended September 30, 1997, the compensation differential was approximately $1.3 million. The unaudited pro forma combined statement of operations gives effect to the Combination and the IPO as if they had occurred on July 1, 1997.

    The pro forma adjustments are based on estimates, available information and certain assumptions. The pro forma statement of operations does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on those dates and are not necessarily representative of the Company's financial position or results of operations for any future period. Since the Founding Companies were not under common control or management, historical combined results may not be comparable to, or indicative of, future performance.

2.  INVENTORY

    Inventory consists primarily of film production and other costs associated with a company acquired during the three months ended September 30, 1998.

3.  ACQUISITIONS

    During the quarter ended September 30, 1998, the Company acquired two companies that provide performance improvement services and products. Initial consideration paid by the Company was $17.5 million, consisting of $10.9 million in cash and 430,767 shares of Common Stock. The allocation of the respective purchase prices to assets acquired and liabilities assumed resulted in $12.9 million of goodwill for these acquisitions which were accounted for as purchase transactions. Goodwill is amortized on a straight-line basis over 40 years. The cash portion of the acquisitions was funded from cash provided by operations and $7.5 million of borrowings from the Company's credit facility.

    In October 1998, the Company acquired an additional company (the "Subsequent Acquisition") that provides performance improvement services and products. Initial consideration paid by the Company was $12.0 million, consisting of $4.8 million in cash and 553,841 shares of Common Stock. The cash portion of the acquisition was funded from cash provided by operations and $2.2 million of borrowings from the Company's credit facility. The acquisition will be accounted for as a purchase transaction.

4. CONTINGENT CONSIDERATION

   The agreements between PROVANT and each of the Operating Companies and the Subsequent Acquisition provide for the payment of additional, contingent consideration (the "Contingent Consideration"). With respect to five of the Founding Companies, the former stockholders will receive Contingent Consideration in the form of shares of Common Stock based on performance criteria for the fiscal year ended June 30, 1998 and certain other adjustments. The Company has estimated the number of shares to be issued to these stockholders and has included those shares as outstanding in the calculation of diluted weighted average common shares outstanding for the three months ended September 30, 1998. The former stockholders of the remaining four Operating Companies and the Subsequent Acquisition are entitled to receive Contingent Consideration of cash and/or shares of Common Stock if certain performance criteria are met over future periods ranging from one to three years. For the three companies with Contingent Consideration based on performance criteria associated with the first year, the maximum Contingent Consideration for two of the companies is $5.7 million in the form of shares of Common Stock and the Contingent Consideration for the third Company is based entirely on performance criteria for the year and is not currently determinable. For the two remaining companies, the Contingent Consideration is based entirely on performance criteria for the next three years and is not currently determinable.

5.  EARNINGS PER SHARE

    Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of shares of Common Stock and dilutive securities outstanding during the period.

    The following table summarizes weighted average shares outstanding for each of the periods presented:

                                                            Three Months Ended September 30,
                                                         --------------------------------------
                                                            1997          1997         1998
                                                                       Pro Forma
                                                         Historical     Combined     Historical
                                                         ----------    ----------    ----------
Basic weighted average common shares outstanding ....     2,577,954     9,795,558    10,070,808
Shares to be issued as Contingent Consideration .....          --            --         856,884
Weighted average shares related to stock options
  and warrants under the treasury stock method ......          --         373,331       196,568
                                                         ----------    ----------    ----------

Diluted  weighted average common shares outstanding .     2,577,954    10,168,889    11,124,260
                                                         ==========    ==========    ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The Company provides a broad range of performance improvement services and products primarily to Fortune 1000 companies, other large and medium-sized corporations and government entities. The Company's services and products are designed to increase the productivity of organizations by improving employee selection, recruitment and retention; enhancing employee work skills; developing employee management and leadership skills; and facilitating organizational assessment, direction and change. The Company offers both customized and off-the-shelf services and products that are designed to provide measurable improvements in employee performance and productivity. The Company delivers its services and products through multiple delivery methods, including instructor-led and train-the-trainer seminars, interactive multimedia software (such as CD-ROM) and distance-based media (such as video conferencing, intranets and the Internet).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998 (DOLLARS IN THOUSANDS):

                                           Three Months Ended September 30,
                                       ---------------------------------------
                                               1997                  1998
                                       Pro Forma Combined         Historical
                                       ------------------         ----------
Total revenue .....................    $17,738      100.0%    $23,710    100.0%
Cost of revenue ...................      8,056       45.4%     10,148     42.8%
                                       -------      -----     -------    -----
Gross profit ......................      9,682       54.6%     13,562     57.2%
Selling, general and administrative
expenses ..........................      7,558       42.6%     10,593     44.7%
Goodwill amortization .............        334        1.9%        380      1.6%
                                       -------      -----     -------    -----
Income from operations ............    $ 1,790       10.1%    $ 2,589     10.9%
                                       =======      =====     =======    =====

PRO FORMA COMBINED RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 (THE "1998 QUARTER") COMPARED TO THE HISTORICAL RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 (THE "1999 QUARTER")

    Revenue. Revenue increased $6.0 million, or 33.7%, from $17.7 million in the 1998 Quarter to $23.7 million in the 1999 Quarter. The increase was primarily attributable to an increased number of government contracts, train-the-trainer seminars, contracts to develop interactive multimedia programs and revenues from businesses acquired during the 1999 Quarter.

    Cost of Revenue. Cost of revenue as a percentage of revenue decreased from 45.4% in the 1998 Quarter to 42.8% in the 1999 Quarter primarily due to revenue growth higher than the corresponding increase in costs and increased license fees.

    Gross Profit. Gross profit increased $3.9 million, or 40.1%, from $9.7 million in the 1998 Quarter to $13.6 million in the 1999 Quarter primarily due to revenue growth higher than the corresponding increase in costs. As a percentage of revenue, gross profit increased from 54.6% in the 1998 Quarter to 57.2% in the 1999 Quarter.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.0 million, or 40.2%, from $7.6 million in the 1998 Quarter to $10.6 million in the 1999 Quarter primarily due to the costs of the corporate headquarters and commission costs associated with increased revenue. As a percentage of revenue, selling, general and administrative expenses increased from 42.6% in the 1998 Quarter to 44.7% in the 1999 Quarter primarily due to the costs of the corporate headquarters.

    Goodwill Amortization. Goodwill amortization increased due to additional goodwill recorded in connection with acquisitions completed during the 1999 Quarter.

 COMBINED LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1998, the Company had cash of $2.8 million and outstanding indebtedness of $9.0 million. The Company has a $40.0 million credit facility under which $7.5 million was outstanding and $32.5 million was available for additional borrowings at September 30, 1998. The credit facility
(i) prohibits the payment of dividends and other distributions by the Company,
(ii) generally does not permit the Company to incur or assume other indebtedness, and (iii) requires the Company to comply with certain financial covenants.

    The Company anticipates that its cash flow from operations will provide cash sufficient to satisfy the Company's normal working capital needs, debt service requirements and planned capital expenditures for the next 12 months.

    The Company intends to pursue additional acquisition opportunities. The Company expects to fund future acquisitions through the issuance of additional common stock, borrowings under its credit facility and cash flow from operations. To the extent the Company funds a significant portion of the consideration for future acquisitions with cash, it may have to increase the amount of the credit facility or obtain other sources of financing.

    The Company has an effective shelf registration statement on Form S-4 relating to the issuance of up to 3,000,000 shares of Common Stock in connection with acquisitions. Approximately 784,608 shares have been issued through October 31, 1998 and a currently undeterminable number of shares may become issuable as contingent consideration under the registration statement with respect to acquisitions completed before October 31, 1998.

    During the quarter ended September 30, 1998, the Company acquired two companies that provide performance improvement services and products. Initial consideration paid by the Company was $17.5 million, consisting of $10.9 million in cash and 430,767 shares of Common Stock. The allocation of the respective purchase prices to assets acquired and liabilities assumed resulted in $12.9 million of goodwill for these acquisitions which were accounted for as purchase transactions. Goodwill is amortized on a straight-line basis over 40 years. The cash portion of the acquisitions was funded from cash provided by operations and $7.5 million of borrowings from the Company's credit facility.

    In October 1998, the Company acquired an additional company (the "Subsequent Acquisition") that provides performance improvement services and products. Initial consideration paid by the Company was $12.0 million, consisting of $4.8 million in cash and 553,841 shares of Common Stock. The cash portion of the acquisition was funded from cash provided by operations and $2.2 million of borrowings from the Company's credit facility. The acquisition will be accounted for as a purchase transaction.

    The agreements between PROVANT and each of the Operating Companies and the Subsequent Acquisition provide for the payment of additional, contingent consideration (the "Contingent Consideration"). With respect to five of the Founding Companies, the former stockholders will receive Contingent Consideration in the form of shares of Common Stock based on performance criteria for the fiscal year ended June 30, 1998 and certain other adjustments. The Company has estimated the number of shares to be issued to these stockholders and has included those shares as outstanding in the calculation of diluted weighted average common shares outstanding for the quarter ended September 30, 1998. The former stockholders of the remaining four Operating Companies and the Subsequent Acquisition are entitled to receive Contingent Consideration of cash and/or shares of Common Stock if certain performance criteria are met over future periods ranging from one to three years. For the three companies with Contingent Consideration based on performance criteria associated with the first year, the maximum Contingent Consideration for two of the companies is $5.7 million in the form of shares of Common Stock and the Contingent Consideration for the third Company is based entirely on performance criteria for the year and is not currently determinable. For the two remaining companies, the Contingent Consideration is based entirely on performance criteria for the next three years and is not currently determinable.

YEAR 2000

    The Company uses information technology ("IT") systems in its internal operations, including applications used in client order processing, inventory management, financial business systems and various administrative functions which are primarily "off-the-shelf" applications. Non-IT systems used in the Company's internal operations consist primarily of voice and data communications systems and elevator and climate control systems. In addition, the Company delivers several of its products on interactive multimedia software, such as CD-ROM. Although the Company believes that the substantial majority of its IT and non-IT systems and products contains source code that is able to interpret appropriately the upcoming calendar year 2000, management is in the process of completing its assessment of such systems and products. Management expects to complete its assessment, any necessary remediation, implementation and final testing of IT and non-IT systems and products by March 31, 1999. To the extent the source code of IT and non-IT internal systems and customer products may be deficient with respect to "Year 2000" issues, the failure by the Company to make any required modifications in order to make the systems and products "Year 2000" compliant could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    To date, the Company has incurred approximately $40,000 to remediate "Year 2000" issues. Management believes that any future costs to remediate "Year 2000" issues will not be material to the financial position or results of operations of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131) that requires companies to determine reportable segments based on how management makes decisions about allocating resources to the segments and measures their performance. Disclosures for segments are similar to those required under current standards. However, certain new information and quarterly disclosures will be required. In addition, new entity-wide disclosures will be required about products and services and the countries in which material assets are located and that report material revenues. Prior period information disclosed will be restated to comply with FAS
131. The Company will be adopting FAS 131 in 1999 and it will be applicable for the Company's year-end disclosures. The disclosure requirements under FAS 131 for interim quarters will be applicable for the Company's first quarter disclosures in 2000. The Company is still evaluating the effect of this statement on its reported segment information.

    In February 1998, the FASB issued Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (FAS
132). The implementation of FAS 132 will revise certain footnote disclosure requirements and add certain new disclosures related to pension and other retiree benefit plans. However, it does not change the measurement or recognition requirements for those plans. Implementation of FAS 132 is required for the year-end 1999 disclosure.

    This report on form 10-Q contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of any number of factors, many of which are beyond the control of management. These factors include an absence of combined operating history, risks of integration, risks of internal growth, risks associated with the acquisition strategy, and the effectiveness of management's strategies and decisions, to name a few, and are hereby incorporated by reference from the risk factors and other factors included in Company's Registration Statement on Form S-4 (file no. 333-57733) filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    A.  EXHIBITS:

        27. Financial Data Schedule.

    B.  REPORTS ON FORM 8-K:

        None.

                                  PROVANT, INC.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has signed this report in his capacity as Chief Accounting Officer, and the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PROVANT, INC.


Date: November 10, 1998         By:  /s/  Rajiv Bhatt
                                     ------------------------------------------
                                     Rajiv Bhatt
                                     Senior Vice President, Treasurer and Chief
                                     Accounting Officer