Form 10-Q
period 1998-12-31
PROVANT INC
filed 1999-02-16
CIK 1054853

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding at February 12, 1999: 15,536,992

                                  PROVANT, INC.

                                      INDEX


                  PART I. - FINANCIAL INFORMATION

                                                                                       Page
                                                                                       ----
Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 1998 and December 31, 1998..................3

Pro Forma Combined Statement of Operations for the three months ended December 31, 1997 and Historical Consolidated Statements of
  Operations for the three months ended December 31, 1997 and 1998.....................4

Pro Forma Combined Statement of Operations for the six months ended December 31, 1997 and Historical Consolidated
  Statements of Operations for the six months ended December 31, 1997 and 1998.........5

Consolidated Statements of Cash Flows for the six months ended December 31, 1997 and 1998.............................................................................6

Notes to Consolidated Financial Statements.............................................7

Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations................................................................9

Item 3. Quantitative and Qualitative Disclosure On Market Risk.........................12

PART II. - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders............................13

Item 6. Exhibits and Reports on Form 8-K...............................................13

Signature..............................................................................14

PROVANT, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                          June 30,         December 31,
   Assets                                                   1998               1998
                                                          --------           --------
                                                                           (UNAUDITED)
Current Assets:
  Cash and cash equivalents ....................          $  6,394           $    547
  Accounts receivable, net .....................            19,516             21,089
  Inventory ....................................               177              3,944
  Deferred income taxes ........................             2,127              2,575
  Costs in excess of billings ..................               696              1,612
  Prepaid expenses and other current assets ....             1,182              1,509
                                                          --------           --------
      Total current assets .....................            30,092             32,276

Property and equipment, net ....................             2,548              4,343
Other assets ...................................               776                926
Goodwill, net ..................................            52,942             99,916
                                                          --------           --------
      Total assets .............................          $ 86,358           $137,461
                                                          ========           ========

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable .............................          $  3,346           $  2,954
  Accrued expenses .............................             7,361              8,575
  Accrued compensation .........................             2,928              4,721
  Billings in excess of costs ..................             2,896              2,577
  Deferred revenue .............................               669              2,153
  Income taxes payable .........................             1,252                427
  Current portion of long term debt ............               533                995
                                                          --------           --------
      Total current liabilities ................            18,985             22,402

Long term debt, net of current portion .........               874             21,889
                                                          --------           --------
      Total liabilities ........................            19,859             44,291

Stockholders' Equity:
  Preferred stock, $.01 par value; none issued .              --                 --
  Common stock, $.01 par value; 9,795,558 and
  11,945,406 shares issued and outstanding,
  respectively .................................                98                119
  Additional paid-in capital ...................            69,462             92,873
  Retained earnings (accumulated deficit) ......            (3,061)               178
                                                          --------           --------
      Total stockholders' equity ...............            66,499             93,170
                                                          --------           --------
      Total liabilities and stockholders' equity          $ 86,358           $137,461
                                                          ========           ========

           See accompanying notes to consolidated financial statements

PROVANT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  Three Months Ended December 31,
                                                     ---------------------------------------------------------
                                                         1997                   1997                  1998
                                                     ------------           ------------          ------------
                                                                              Pro Forma
                                                         Historical            Combined            Historical
                                                     --------------        -------------     -----------------
 Total revenue ............................          $       --             $     18,220          $     31,740
 Cost of revenue ..........................                  --                    7,892                13,314
                                                     ------------           ------------          ------------
       Gross profit .......................                  --                   10,328                18,426
Selling, general and administrative
  expenses ................................                   899                  8,239                14,166
 Goodwill amortization ....................                  --                      334                   593
                                                     ------------           ------------          ------------
       Income (loss) from operations ......                  (899)                 1,755                 3,667
 Interest and other income (expense), net .                   (40)                     2                  (205)
                                                     ------------           ------------          ------------
       Income (loss) before income taxes ..                  (939)                 1,757                 3,462
 Provision for income taxes ...............                  --                      836                 1,622
                                                     ------------           ------------          ------------
       Net income (loss) ..................          $       (939)          $        921          $      1,840
                                                     ============           ============          ============

Earnings (loss) per common share:
Basic .....................................          $      (0.28)          $       0.09          $       0.16
                                                     ============           ============          ============
Diluted ...................................          $      (0.28)          $       0.09          $       0.15
                                                     ============           ============          ============

Weighted average common shares outstanding:
Basic .....................................             3,335,978              9,795,558            11,754,513
                                                     ============           ============          ============
Diluted ...................................             3,335,978             10,168,889            12,310,218
                                                     ============           ============          ============

           See accompanying notes to consolidated financial statements

PROVANT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   Six Months Ended December 31,
                                                     ----------------------------------------------------------
                                                         1997                   1997                  1998
                                                     ------------           ------------           ------------
                                                                           Pro Forma
                                                         Historical         Combined          Historical
                                                     --------------        -------------      -----------------
Total revenue ............................           $       --             $     35,958           $     55,450
Cost of revenue ..........................                   --                   15,948                 23,462
                                                     ------------           ------------           ------------
       Gross profit .......................                  --                   20,010                 31,988
Selling, general and administrative
  expenses ................................                 1,099                 15,797                 24,759
 Goodwill amortization ....................                  --                      667                    973
                                                     ------------           ------------           ------------
       Income (loss) from operations ......                (1,099)                 3,546                  6,256
 Interest and other expense, net ..........                   (48)                    (1)                  (208)
                                                     ------------           ------------           ------------
       Income (loss) before income taxes ..                (1,147)                 3,545                  6,048
 Provision for income taxes ...............                  --                    1,684                  2,809
                                                     ------------           ------------           ------------
       Net income (loss) ..................          $     (1,147)          $      1,861           $      3,239
                                                     ============           ============           ============

Earnings (loss) per common share:
Basic .....................................          $      (0.39)          $       0.19           $       0.30
                                                     ============           ============           ============
Diluted ...................................          $      (0.39)          $       0.18           $       0.28
                                                     ============           ============           ============

Weighted average common shares outstanding:
Basic .....................................             2,956,966              9,795,558             10,912,661
                                                     ============           ============           ============
Diluted ...................................             2,956,966             10,168,889             11,717,239
                                                     ============           ============           ============

           See accompanying notes to consolidated financial statements

PROVANT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                 Six Months Ended December 31,
                                                                 -----------------------------
                                                                    1997               1998
                                                                  --------           --------
Cash flows from operating activities:
Net income (loss) ......................................          $ (1,147)          $  3,239
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
   Charges related to the issuance of common stock and
      warrants .........................................               706               --
   Depreciation and amortization .......................                 9              1,720
   Allowance for doubtful accounts .....................              --                  (47)
Changes in operating assets and liabilities:
   Accounts receivable .................................              --                4,326
   Inventory ...........................................              --                 (476)
   Deferred income taxes ...............................              --               (1,538)
   Costs in excess of billings .........................              --                  250
   Prepaid expenses and other current assets ...........              --                 (860)
   Other assets ........................................              (800)               (72)
   Accounts payable and accrued expenses ...............               770             (3,502)
   Accrued compensation ................................              --                 (146)
   Billings in excess of costs .........................              --                 (570)
   Deferred revenue ....................................              --                  107
   Income taxes payable ................................              --               (1,881)
                                                                  --------           --------
     Total adjustments .................................               685             (2,689)
                                                                  --------           --------
     Net cash provided by (used in) operating activities              (462)               550
                                                                  --------           --------

Cash flows from investing activities:
   Acquisitions of businesses, net of cash acquired ....              --              (25,846)
   Proceeds from sale of property, plant and equipment .              --                  214
   Additions to property and equipment .................                (7)              (452)
                                                                  --------           --------
     Net cash used in investing activities .............                (7)           (26,084)

Cash flows from financing activities:
  Net borrowings of long-term debt .....................              --               19,645
  Issuance of common stock .............................                 2                 42
  Increase in notes payable to stockholders ............               469               --
                                                                  --------           --------
    Net cash provided by financing activities ..........               471             19,687

                                                                  --------           --------
Net increase (decrease) in cash and cash equivalents ...                 2             (5,847)

Cash and cash equivalents, beginning of period .........                 1              6,394

                                                                  --------           --------
Cash and cash equivalents, end of period ...............          $      3           $    547
                                                                  ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes .............................          $   --             $  4,294
                                                                  ========           ========

           See accompanying notes to consolidated financial statements

PROVANT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

PROVANT, Inc., a Delaware corporation (collectively with its subsidiaries, "PROVANT" or the "Company"), provides a broad range of performance improvement training services and products primarily to Fortune 1000 companies, other large and medium-sized corporations and government entities. The Company's objective is to become the leading single source provider of high-quality performance improvement training services and products that are distributed through multiple delivery methods.

    On May 4, 1998, PROVANT completed the initial public offering (the "Offering" or "IPO") of its common stock (the "Common Stock") and simultaneously acquired in separate merger transactions (the "Combination") seven companies engaged in providing performance improvement training services and products (collectively referred to as the "Founding Companies"). During the six months ended December 31, 1998, the Company acquired in separate transactions five additional companies engaged in providing performance improvement training services and products (collectively referred to with the Founding Companies as the "Operating Companies"). Prior to the IPO, PROVANT did not conduct any revenue generating activities of its own. For the period from inception through May 4, 1998, all of PROVANT's activities had been related to the completion of the IPO and the Combination. All references to the "Company" include PROVANT and the Operating Companies.

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

    In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of December 31, 1998 and the results of operations and cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it uses for its annual financial statements.

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

The unaudited pro forma combined statements of operations give effect to (i) the Combination of PROVANT and the Founding Companies, (ii) the consummation of the IPO and the application of the net proceeds therefrom, (iii) acquisitions completed by one of the Founding Companies, (iv) the elimination of non-cash compensation expense related to the issuance of Common Stock to certain of PROVANT's officers and consultants, (v) a provision for income tax for those Founding Companies that were taxed as S corporations during the relevant periods and (vi) the compensation differential. The compensation differential represents pro forma adjustments to salary, bonuses and benefits paid to certain pre-Combination owners of the Founding Companies to certain levels to which they agreed prospectively. For the three and six months ended December 31, 1997, the compensation differential was approximately $2.8 million and $4.1 million, respectively. The unaudited pro forma combined statements of operations give effect to the Combination, the IPO and the acquisitions completed by one of the Founding Companies as if they had occurred on July 1, 1997.

    The pro forma adjustments are based on estimates, available information and certain assumptions. The pro forma statements of operations do not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on that date and are not necessarily representative of the Company's financial position or results of operations for any future period. Since the Founding Companies were not under common control or management, historical combined results may not be comparable to, or predictive of, future performance.

2.  INVENTORY

    Inventory consists primarily of film production and other costs associated with a company acquired during the six months ended December 31, 1998.

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

     During the quarter ended December 31, 1998, the Company acquired three companies that provide performance improvement training services and products. Initial consideration paid by the Company was $34.1 million, consisting of $19.3 million in cash and 1,085,476 shares of Common Stock. The allocation of the respective purchase prices to assets acquired and liabilities assumed resulted in $28.6 million of goodwill for these acquisitions which were accounted for as purchase transactions. Goodwill is amortized on a straight-line basis over 40 years. The cash portion of the acquisitions was funded from cash provided by operations and $13.7 million of borrowings from the Company's credit facility.

    In January and February 1999, the Company acquired two additional businesses that provide performance improvement training services and products. Initial consideration paid by the Company was $11.3 million, consisting of $4.6 million in cash, $1.0 million in notes and 283,105 shares of Common Stock. The cash portion of the acquisitions was funded from borrowings from the Company's credit facility and net proceeds of the Company's February 1999 public offering of Common Stock. The acquisitions will be accounted for as purchase transactions.

4.  CONTINGENT CONSIDERATION

   The agreements between PROVANT and each of the Operating Companies and one of the subsequently acquired businesses provide for the payment of additional, contingent consideration (the "Contingent Consideration"). The number of shares to be issued as contingent consideration in an acquisition are included as outstanding in the calculation of diluted weighted average common shares outstanding after the related performance criteria has been met and the number of shares can be determined. The former stockholders of seven Operating Companies and one of the subsequently acquired businesses are entitled to receive Contingent Consideration of cash and/or shares of Common Stock if certain performance criteria are met over future periods ranging from one to three years. For the three companies with Contingent Consideration based on performance criteria associated with the year ended June 30, 1999, the maximum Contingent Consideration for two of the companies is $5.7 million in the form of shares of Common Stock and the Contingent Consideration for the third company is based entirely on performance criteria for the year and is not currently determinable. For the one company with Contingent Consideration based on performance criteria associated with the year ended December 31, 1999, the maximum Contingent Consideration is $500,000 in the form of cash and/or shares of Common Stock. Contingent Consideration for the four remaining companies is based on performance criteria associated with the next three years and is not currently determinable.

5.  EARNINGS PER SHARE

    Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of shares of Common Stock and dilutive securities outstanding during the period.

    The following tables summarize weighted average shares outstanding for all periods presented:

                                                                        Three Months Ended December 31,
                                                               -------------------------------------------------
                                                                 1997                1997                1998
                                                               ---------          ----------          ----------
                                                                                   Pro Forma
                                                               Historical          Combined           Historical
                                                              -----------         ----------          ----------
Basic weighted average common shares outstanding ...           3,335,978           9,795,558          11,754,513
Shares to be issued as Contingent Consideration ....                --                  --               303,356
Weighted average shares related to stock options and
    warrants under the treasury stock method .......                --               373,331             252,349
                                                              ----------          ----------          ----------
Diluted weighted average common shares outstanding .           3,335,978          10,168,889          12,310,218
                                                              ==========          ==========          ==========

                                                                         Six Months Ended December 31,
                                                               -------------------------------------------------
                                                                  1997               1997                1998
                                                              ----------          ----------          ----------
                                                                                   Pro Forma
                                                              Historical           Combined           Historical
                                                              ----------          ----------          ----------
Basic weighted average common shares outstanding ...           2,956,966           9,795,558          10,912,661
Shares to be issued as Contingent Consideration ....                --                  --               580,120
Weighted average shares related to stock options and
    warrants under the treasury stock method .......                --               373,331             224,458
                                                              ----------          ----------          ----------
Diluted weighted average common shares outstanding .           2,956,966          10,168,889          11,717,239
                                                              ==========          ==========          ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    PROVANT is a leading provider of performance improvement training services and products. Our clients are Fortune 1000 companies, other large and medium-sized corporations and government entities. PROVANT offers both customized and standardized services and products that are designed to provide measurable improvement in performance and productivity for both employees and organizations. PROVANT can deliver these performance improvement solutions using various delivery methods to satisfy our clients' needs, including traditional delivery methods such as teaching employees in instructor-led classroom training and certifying client employees as instructors ("train-the-trainer"), as well as technology-based delivery methods such as CD-ROM, intranets and the Internet. In addition, PROVANT offers management consulting and training management services. Our goal is to become the leading single-source provider of high-quality performance improvement training services and products.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1998 (DOLLARS IN THOUSANDS):

                                                         Three Months Ended December 31,
                                                         -------------------------------
                                                       1997                            1998
                                                       ----                            ----
                                                Pro Forma Combined                   Historical
                                                ------------------                   ----------
Total revenue .....................          $18,220            100.0%        $31,740            100.0%
Cost of revenue ...................            7,892             43.3%         13,314             41.9%
                                             -------          --------        -------          --------
Gross profit ......................           10,328             56.7%         18,426             58.1%
Selling, general and administrative
expenses ..........................            8,239             45.2%         14,166             44.6%
Goodwill amortization .............              334              1.8%            593              1.9%
                                             -------          --------        -------          --------
Income from operations ............          $ 1,755              9.6%        $ 3,667             11.6%
                                             =======          ========        =======          ========


PRO FORMA COMBINED RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 (THE "1998 QUARTER") COMPARED TO THE HISTORICAL RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 (THE "1999 QUARTER")

    Revenue. Revenue increased $13.5 million, or 74.2%, from $18.2 million in the 1998 Quarter to $31.7 million in the 1999 Quarter. The increase was primarily attributable to an increased number of government contracts, train-the-trainer seminars, royalties and revenues from businesses acquired during fiscal 1999.

    Cost of Revenue. Cost of revenue as a percentage of revenue decreased from 43.3% in the 1998 Quarter to 41.9% in the 1999 Quarter primarily due to revenue growth greater than the corresponding increase in costs and increased higher-margin license fees.

    Gross Profit. Gross profit increased $8.1 million, or 78.4%, from $10.3 million in the 1998 Quarter to $18.4 million in the 1999 Quarter primarily due to the growth in revenue. As a percentage of revenue, gross profit increased from 56.7% in the 1998 Quarter to 58.1% in the 1999 Quarter due to more efficient use of resources.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.0 million, or 71.9%, from $8.2 million in the 1998 Quarter to $14.2 million in the 1999 Quarter primarily due to the costs of the businesses acquired during fiscal 1999, the expansion of corporate infrastructure, costs associated with being a public company and commission costs associated with increased revenue. As a percentage of revenue, selling, general and administrative expenses decreased from 45.2% in the 1998 Quarter to 44.6% in the 1999 Quarter due to the increase in revenue.

    Goodwill Amortization. Goodwill amortization increased approximately $259,000 from approximately $334,000 in the 1998 Quarter to approximately $593,000 in the 1999 Quarter due to additional goodwill recorded in connection with acquisitions completed during fiscal 1999 and contingent consideration issued to five of the Founding Companies during fiscal 1999.

    Net Income. Net income increased approximately $919,000 or 99.8% from approximately $921,000 in the 1998 Quarter to $1.8 million in the 1999 Quarter. Diluted earnings per common share increased $0.06 or 66.7% from $0.09 in the 1998 Quarter to $0.15 in the 1999 Quarter.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1998 (DOLLARS IN THOUSANDS):

                                                          Six Months Ended December 31,
                                                         -------------------------------
                                                       1997                            1998
                                                       ----                            ----
                                                Pro Forma Combined                   Historical
                                                ------------------                   ----------
Total revenue .....................          $35,958            100.0%        $55,450            100.0%
Cost of revenue ...................           15,948             44.4%         23,462             42.3%
                                             -------            -----         -------            -----
Gross profit ......................           20,010             55.6%         31,988             57.7%
Selling, general and administrative
  expenses ........................           15,797             43.9%         24,759             44.7%
Goodwill amortization .............              667              1.9%            973              1.8%
                                             -------            -----         -------          -------
Income from operations ............          $ 3,546              9.9%        $ 6,256             11.3%
                                             =======            =====         =======          =======

PRO FORMA COMBINED RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 (THE "1998 PERIOD") COMPARED TO THE HISTORICAL RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 (THE "1999 PERIOD")

    Revenue. Revenue increased $19.5 million, or 54.2%, from $36.0 million in the 1998 Period to $55.5 million in the 1999 Period. The increase was primarily attributable to an increased number of government contracts, increased royalties and revenues from businesses acquired during the 1999 Period.

    Cost of Revenue. Cost of revenue as a percentage of revenue decreased from 44.4% in the 1998 Period to 42.3% in the 1999 Period primarily due to revenue growth higher than the corresponding increase in costs and increased higher-margin license fees.

    Gross Profit. Gross profit increased $12.0 million, or 59.9%, from $20.0 million in the 1998 Period to $32.0 million in the 1999 Period primarily due to the growth in revenue. As a percentage of revenue, gross profit increased from 55.6% in the 1998 Period to 57.7% in the 1999 Period due to more efficient use of resources.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $9.0 million, or 56.7%, from $15.8 million in the 1998 Period to $24.8 million in the 1999 Period primarily due to the costs of the businesses acquired during the 1999 Period, the expansion of corporate infrastructure, costs associated with being a public company and commission costs associated with increased revenue. As a percentage of revenue, selling, general and administrative expenses increased from 43.9% in the 1998 Period to 44.7% in the 1999 Period primarily due to the expansion of corporate infrastructure.

    Goodwill Amortization. Goodwill amortization increased approximately $306,000 from approximately $667,000 in the 1998 Period to approximately $973,000 in the 1999 Period due to additional goodwill recorded in connection with acquisitions completed during the 1999 Period and contingent consideration issued to five of the Founding Companies during the 1999 Period.

Net Income. Net income increased $1.4 million or 74.0% from $1.9 million in the 1998 Period to $3.2 million in the 1999 Period. Diluted earnings per common share increased $0.10 or 55.6% from $0.18 in the 1998 Period to $0.28 in the 1999 Period.

 COMBINED LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1998, the Company had cash of approximately $500,000 and outstanding indebtedness of $22.9 million. The Company has a $60.0 million credit facility (increased from $40 million as of December 31, 1998) under which $20.9 million was outstanding and $39.1 million was available for additional borrowings at December 31, 1998. The credit facility, which terminates on December 31, 2001, (i) prohibits the payment of dividends and other distributions by the Company, (ii) generally does not permit the Company to incur or assume other indebtedness, and (iii) requires the Company to comply with certain financial covenants.

   In February 1999, the Company completed a public offering of 3,022,750 shares of Common Stock, from which it received net proceeds of approximately $55.8 million. Of this amount, $22.4 million was used to repay outstanding indebtedness under the credit facility. The Company anticipates that its cash flow from operations, proceeds of the public offering and borrowings from the credit facility will provide cash sufficient to satisfy the Company's working capital needs, debt service requirements and planned capital expenditures for the next 12 months.

    The Company has an effective shelf registration statement on Form S-4 relating to the issuance of up to 3,000,000 shares of Common Stock in connection with acquisitions. Approximately 1,599,348 shares have been issued through February 12, 1999 and a currently undeterminable number of shares may become issuable as contingent consideration under the registration statement with respect to acquisitions completed before February 12, 1999.

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

     During the quarter ended December 31, 1998, the Company acquired three companies that provide performance improvement training services and products. Initial consideration paid by the Company was $34.1 million, consisting of $19.3 million in cash and 1,085,476 shares of Common Stock. The allocation of the respective purchase prices to assets acquired and liabilities assumed resulted in $28.6 million of goodwill for these acquisitions which were accounted for as purchase transactions. Goodwill is amortized on a straight-line basis over 40 years. The cash portion of the acquisitions was funded from cash provided by operations and $13.7 million of borrowings from the Company's credit facility.

    In January and February 1999, the Company acquired two additional businesses that provide performance improvement training services and products. Initial consideration paid by the Company was $11.3 million, consisting of $4.6 million in cash, $1.0 million in notes and 283,105 shares of Common Stock. The cash portion of the acquisitions was funded from borrowings from the Company's credit facility and net proceeds of the Company's February 1999 public offering of Common Stock. The acquisitions will be accounted for as purchase transactions.

    The agreements between PROVANT and each of the Operating Companies and one of the subsequently acquired businesses provide for the payment of additional, contingent consideration (the "Contingent Consideration"). The number of shares to be issued as contingent consideration in an acquisition are included as outstanding in the calculation of diluted weighted average common shares outstanding after the related performance criteria has been met and the number of shares can be determined. The former stockholders of seven Operating Companies and one of the subsequently acquired businesses are entitled to receive Contingent Consideration of cash and/or shares of Common Stock if certain performance criteria are met over future periods ranging from one to three years. For the three companies with Contingent Consideration based on performance criteria associated with the year ended June 30, 1999, the maximum Contingent Consideration for two of the companies is $5.7 million in the form of shares of Common Stock and the Contingent Consideration for the third company is based entirely on performance criteria for the year and is not currently determinable. For the one company with Contingent Consideration based on performance criteria associated with the year ended December 31, 1999, the maximum Contingent Consideration is $500,000 in the form of cash and/or shares of Common Stock. Contingent Consideration for the four remaining companies is based on performance criteria associated with the next three years and is not currently determinable.

THE YEAR 2000 ISSUE

    The Company uses information technology ("IT") systems in its internal operations, including applications used in client order processing, inventory management, financial business systems and various administrative functions which are primarily "off-the-shelf" applications. Non-IT systems used in the Company's internal operations consist primarily of voice and data communications systems and elevator and climate control systems. In addition, the Company delivers several of its products on technology-based platforms, such as CD-ROM, intranets and the Internet. Management has completed the assessment of the Company's IT and non-IT systems and products. The completed assessment has indicated the need to replace some personal computers and upgrade two phone switches. The Company estimates the cost of these remediation efforts to be approximately $71,000. Management expects to complete any necessary remediation, implementation and final testing of IT and non-IT systems and products by March 31, 1999. To the extent the source code of IT and non-IT internal systems and customer products may be deficient despite the Company's assessment with respect to "Year 2000" issues, the failure to make any required modifications in order to make the systems and products "Year 2000" compliant could have a material adverse effect on the Company's business.

     The Company derives a substantial amount of its revenues from services and products delivered to entities affiliated with the federal government. The two government agencies responsible for funding disbursements have not publicly announced the status of their year 2000 compliance efforts but have indicated that such a public announcement will be made in September, 1999. Failure by these government entities to make their respective computer software programs and operating systems "Year 2000" compliant could have a material adverse effect on the Company's business.

    The Company has not yet completed its evaluation of the most reasonably likely worst case "Year 2000" scenario, nor has it completed the contingency planning with respect to the "Year 2000." The Company also has not yet completed its evaluation of the vendors' contingency planning with respect to their potential "Year 2000" deficiencies. The Company intends to complete both these evaluations and contingency planning by June 30, 1999.

     To date, the Company has incurred approximately $71,000 to remediate "Year 2000" issues. Management currently believes that any future costs to remediate "Year 2000" issues will not be material to the Company's financial position or results of operations.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ON MARKET RISK

              Non-applicable

    This report on form 10-Q contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of any number of factors, many of which are beyond the control of management. These factors include the Company's limited combined operating history, risks of integration, risks of internal growth, risks associated with the Company's acquisition strategy, and the Company's ability to attract and retain key personnel, to name a few, and are hereby incorporated by reference from the risk factors included in Company's Registration Statement on Form S-1 (file no. 333-70119) filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were approved at the Company's annual meeting of stockholders, which was held on November 3, 1998:

         (a)      Election of the following members of the Board of Directors:

                                                                                                Withheld From
                        For All Nominees                           Instructed                    All Nominees
                        ----------------                           ----------                    ------------
                            8,245,047                               130,415                        11,200

                                                                                      Votes
                                                                                      -----
                                                                         For                      Withheld
                                                                      ------------------------------------
                  Paul M. Verrochi                                    8,375,412                    11,250

                  John H. Zenger                                      8,375,412                    11,250

                  Dominic J. Puopolo                                  8,375,412                    11,250

                  Herbert A. Cohen                                    8,375,412                    11,250

                  Michael J. Davies                                   8,375,412                    11,250

                  Bert Decker                                         8,375,412                    11,250

                  Paul C. Green, Ph.D.                                8,375,462                    11,200

                  David B. Hammond                                    8,256,197                   130,465

                  Joe Hanson                                          8,275,895                   110,767

                  John F. King                                        8,386,662                      -

                  John R. Murphy                                      8,386,662                      -

                  Esther T. Smith                                     8,386,662                      -

                  A. Carl von Sternberg                               8,355,764                    30,398

                  Marc S. Wallace                                     8,245,047                   141,615

         (b)      Approval of the 1998 Stock Option Plan for Outside Directors:


            For                          Against                     Abstain                  Non-Votes
            ---                          -------                     -------                  ---------
         8,271,362                       79,986                      35,314                        0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    A.  EXHIBITS:

        27.     Financial Data Schedule.

    B.  REPORTS ON FORM 8-K:

    The Company filed a Report on Form 8-K with the Securities and Exchange Commission (the "SEC") on November 30, 1998 to report the acquisition of a performance improvement business earlier that month. The Company also filed a Report on Form 8-K with the SEC on December 8, 1998 to report an additional acquisition completed in November.

                                  PROVANT, INC.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has signed this report in his capacity as Chief Accounting Officer, and the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PROVANT, INC.


Date: February 16, 1999            By:  /s/  Rajiv Bhatt
                                             Rajiv Bhatt
                                             Executive Vice President,
                                             Chief Operating Officer,
                                             Treasurer and Chief Accounting
                                             Officer