Form 10-Q/A
period 1998-12-31
PROVANT INC
filed 1999-02-25
CIK 1054853

                                   FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



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

PART II. - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders............................13

Item 6. Exhibits and Reports on Form 8-K...............................................13

Signature..............................................................................14

PROVANT, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                          June 30,         December 31,
   Assets                                                   1998               1998
                                                          --------           --------
                                                                           (UNAUDITED)
Current Assets:
  Cash and cash equivalents ....................          $  6,394           $    547
  Accounts receivable, net .....................            19,516             21,089
  Inventory ....................................               177              3,944
  Deferred income taxes ........................             2,127              3,575
  Costs in excess of billings ..................               696              1,612
  Prepaid expenses and other current assets ....             1,182              1,509
                                                          --------           --------
      Total current assets .....................            30,092             32,276

Property and equipment, net ....................             2,548              4,343
Other assets ...................................               776                926
Goodwill, net ..................................            52,942             99,916
                                                          --------           --------
      Total assets .............................          $ 86,358           $137,461
                                                          ========           ========

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable .............................          $  3,346           $  2,954
  Accrued expenses .............................             7,361              8,575
  Accrued compensation .........................             2,928              4,721
  Billings in excess of costs ..................             2,896              2,577
  Deferred revenue .............................               669              2,153
  Income taxes payable .........................             1,252                427
  Current portion of long term debt ............               533                995
                                                          --------           --------
      Total current liabilities ................            18,985             22,402

Long term debt, net of current portion .........               874             21,889
                                                          --------           --------
      Total liabilities ........................            19,859             44,291

Stockholders' Equity:
  Preferred stock, $.01 par value; none issued .              --                 --
  Common stock, $.01 par value; 9,795,558 and
  11,945,406 shares issued and outstanding,
  respectively .................................                98                119
  Additional paid-in capital ...................            69,462             92,873
  Retained earnings (accumulated deficit) ......            (3,061)               178
                                                          --------           --------
      Total stockholders' equity ...............            66,499             93,170
                                                          --------           --------
      Total liabilities and stockholders' equity          $ 86,358           $137,461
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


                                   PROVANT, INC.



Date: February 25, 1999            By:  /s/  Rajiv Bhatt
                                             Rajiv Bhatt
                                             Executive Vice President,
                                             Chief Operating Officer,
                                             Treasurer and Chief Accounting
                                             Officer