Form 10-Q
period 1999-03-31
PROVANT INC
filed 1999-05-14
CIK 1054853

================================================================================
                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999

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



        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Number of shares of common stock outstanding at May 12, 1999: 16,471,983

================================================================================

                                 PROVANT, INC.

                                     INDEX


                  PART I. - FINANCIAL INFORMATION
                                                                                                 Page
                                                                                                 ----
                  Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 1998 and March 31, 1999               3

                  Pro Forma Combined Statement of Operations for the three months ended March 31, 1998 and Historical Consolidated Statements
                    of Operations for the three months ended March 31, 1998 and 1999               4

                  Pro Forma Combined Statement of Operations for the nine months ended March 31, 1998 and Historical Consolidated Statements of Operations for the nine months ended March 31, 1998 and
                    1999                                                                           5

                  Consolidated Statements of Cash Flows for the nine months ended
                     March 31, 1998 and 1999                                                       6

                  Notes to Consolidated Financial Statements                                       7

                  Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                          9

                  Item 3.  Quantitative and Qualitative Disclosure On Market Risk                 14

                  PART II. - OTHER INFORMATION

                  Item 2.  Changes in Securities and Use of Proceeds                              14

                  Item 6.  Exhibits and Reports on Form 8-K                                       14

                  Signature                                                                       15


      PART I.  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

    PROVANT, INC.
    CONSOLIDATED BALANCE SHEETS
    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               June 30,           March 31,
   Assets                                                        1998                1999
                                                               --------           ---------
   Current Assets:                                                               (UNAUDITED)
      Cash and cash equivalents                                $ 6,394              $28,170
      Accounts receivable, net of allowance for
        doubtful accounts of $740 and $1,689, respectively      19,516               23,589
      Inventory                                                    177                4,264
      Deferred income taxes                                      2,127                3,565
      Costs in excess of billings                                  696                2,396
      Prepaid expenses and other current assets                  1,182                2,284
                                                           ----------------- --------------------
          Total current assets                                  30,092               64,268

    Property and equipment, net                                  2,548                4,939
    Other assets                                                   776                1,120
    Goodwill, net                                               52,942              112,386
                                                           ----------------- --------------------
          Total assets                                         $86,358             $182,713
                                                           ================= ====================

    Liabilities and Stockholders' Equity
    Current Liabilities:
      Accounts payable                                         $ 3,346              $ 3,779
      Accrued expenses                                           7,361                9,826
      Accrued compensation                                       2,928                4,040
      Billings in excess of costs                                2,896                3,162
      Deferred revenue                                             669                1,402
      Income taxes payable                                       1,252                  119
      Current portion of long term debt                            533                1,299
                                                           ----------------- --------------------
          Total current liabilities                             18,985               23,627

    Long term debt, net of current portion                         874                1,380
                                                           ----------------- --------------------
          Total liabilities                                     19,859               25,007

    Stockholders' Equity:
      Preferred stock, $.01 par value; none issued                   -                    -
      Common stock, $.01 par value; 9,795,558 and
      15,536,992 shares issued and outstanding,
      respectively                                                  98                  155
      Additional paid-in capital                                69,462              154,684
      Retained earnings (accumulated deficit)                   (3,061)               2,867
                                                           ----------------- --------------------
          Total stockholders' equity                            66,499              157,706
                                                           ----------------- --------------------
          Total liabilities and stockholders' equity           $86,358             $182,713
                                                           ================= ====================

                  See accompanying notes to consolidated financial statements.

    PROVANT, INC.
    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                             1998               1998              1999
                                                             ----               ----              ----
                                                                           Pro Forma
                                                         Historical         Combined         Historical
                                                         ----------        ---------         ----------

 Total revenue                                           $       -          $ 19,945            $ 36,213
 Cost of revenue                                                 -             8,475              15,022
                                                      -----------------  ---------------- ------------------
       Gross profit                                              -            11,470              21,191
Selling, general and administrative
  expenses                                                     295             8,569              15,574
 Goodwill amortization                                           -               334                 699
                                                      -----------------  ---------------- ------------------
       Income (loss) from operations                          (295)            2,567               4,918
 Interest and other income (expense), net                      (47)                3                  30
                                                      -----------------  ---------------- ------------------
       Income (loss) before income taxes                      (342)            2,570               4,948
 Provision for income taxes                                      -             1,162               2,259
                                                      -----------------  ---------------- ------------------
       Net income (loss)                                $     (342)          $ 1,408             $ 2,689
                                                      =================  ================ ==================

Earnings (loss) per common share:
Basic                                                    $   (0.10)             $0.14              $0.19
                                                      =================  ================ ==================
Diluted                                                  $   (0.10)             $0.14              $0.18
                                                      =================  ================ ==================

Weighted average common shares outstanding:
Basic                                                    3,346,217          9,795,558         14,310,384
                                                      =================  ================ ==================
Diluted                                                  3,346,217         10,168,889         15,306,769
                                                      =================  ================ ==================


                  See accompanying notes to consolidated financial statements.

    PROVANT, INC.
    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                    Nine Months Ended March 31,
                                                                    ----------------------------
                                                             1998               1998              1999
                                                             ----               ----              ----
                                                                           Pro Forma
                                                         Historical         Combined         Historical
                                                         ----------        ---------         ----------
 Total revenue                                          $         -        $  55,903           $ 91,663
 Cost of revenue                                                  -           24,423             38,484
                                                      -----------------  ----------------  -----------------
       Gross profit                                               -           31,480             53,179
Selling, general and administrative
  expenses                                                    1,394           24,366             40,333
 Goodwill amortization                                            -            1,001              1,672
                                                      -----------------  ----------------  -----------------
       Income (loss) from operations                         (1,394)           6,113             11,174
 Interest and other income (expense), net                       (95)               2               (178)
                                                      -----------------  ----------------  -----------------
       Income (loss) before income taxes                     (1,489)           6,115             10,996
 Provision for income taxes                                       -            2,846              5,068
                                                      -----------------  ----------------  -----------------
       Net income (loss)                                $    (1,489)         $ 3,269             $5,928
                                                      =================  ================  =================

Earnings (loss) per common share:
Basic                                                   $     (0.48)         $  0.33             $ 0.49
                                                      =================  ================  =================
Diluted                                                 $     (0.48)         $  0.32             $ 0.46
                                                      =================  ================  =================

Weighted average common shares outstanding:
Basic                                                    3,086,716         9,795,558         12,045,235
                                                      =================  ================  =================
Diluted                                                  3,086,716        10,168,889         12,913,749
                                                      =================  ================  =================


                  See accompanying notes to consolidated financial statements.


    PROVANT, INC.
   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
   (IN THOUSANDS)                                                        Nine Months Ended March 31,
                                                                         ---------------------------
                                                                           1998                 1999
                                                                           ----                 ----
   Cash flows from operating activities:
   Net income (loss)                                                      $ (1,489)             $5,928
   Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Non-cash expense related to the issuance of common stock
         and warrants                                                           521                  -
      Depreciation and amortization                                              18              2,890
      Allowance for doubtful accounts                                             -                (43)
   Changes in operating assets and liabilities:
      Accounts receivable                                                         -              2,623
      Inventory                                                                   -               (743)
      Deferred income taxes                                                       -             (1,525)
      Costs in excess of billings                                                 -               (155)
      Prepaid expenses and other current assets                                   -             (1,621)
      Other assets                                                           (1,017)              (250)
      Accounts payable and accrued expenses                                     825             (2,127)
      Accrued compensation                                                        -             (1,137)
      Billings in excess of costs                                                 -                 15
      Deferred revenue                                                            -               (958)
      Income taxes payable                                                        -             (2,704)
                                                                    --------------------  -----------------
        Total adjustments                                                       347             (5,735)
                                                                    --------------------  -----------------
        Net cash provided by (used in) operating activities                  (1,142)               193
                                                                    --------------------  -----------------

   Cash flows from investing activities:
      Acquisitions of businesses, net of cash acquired                            -             (30,544)
      Proceeds from sale of property, plant and equipment                         -                 214
      Additions to property and equipment                                        (15)            (1,373)
                                                                    --------------------  -----------------
        Net cash used in investing activities                                    (15)           (31,703)
                                                                    --------------------  -----------------

   Cash flows from financing activities:
     Issuance of common stock                                                     2              54,833
     Borrowings of long-term debt                                                 -              26,200
     Repayment of long-term debt                                                  -             (27,747)
     Increase in notes payable to stockholders                                1,186                  -
                                                                    --------------------  -----------------
       Net cash provided by financing activities                              1,188              53,286

                                                                    --------------------  -----------------
   Net increase in cash and cash equivalents                                     31              21,776

   Cash and cash equivalents, beginning of period                                 1               6,394

                                                                    --------------------  -----------------
   Cash and cash equivalents, end of period                                     $32             $28,170
                                                                    ====================  =================

   SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for income taxes                                                   $  -            $ 6,862
                                                                    ====================  =================

             See accompanying notes to consolidated financial statements.

   PROVANT, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (UNAUDITED)

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

    On May 4, 1998, PROVANT completed the initial public offering (the "Offering" or "IPO") of its common stock (the "Common Stock") and simultaneously acquired in separate merger transactions (the "Combination") seven companies engaged in providing performance improvement training services and products (collectively referred to as the "Founding Companies"). During the nine months ended March 31, 1999, the Company acquired in separate transactions seven additional companies engaged in providing performance improvement training services and products (collectively such companies are referred to with the Founding Companies as the "Operating Companies"). Prior to the IPO, PROVANT did not conduct any revenue generating activities. For the period from inception through May 4, 1998, all of PROVANT's activities had been related to the completion of the IPO and the Combination. All references to the "Company" include PROVANT and the Operating Companies.

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

    In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of operations and cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it uses for its annual financial statements.

    For financial statement purposes, PROVANT has been identified as the accounting acquiror in all of its acquisitions to date. Accordingly, the consolidated financial statements include the accounts of PROVANT since its inception, November 16, 1996, and the accounts of the Operating Companies since their respective dates of acquisition. The acquisitions of the Operating Companies were accounted for using the purchase method of accounting. The allocations of the purchase prices to the assets acquired and liabilities assumed of these companies have been recorded based on preliminary estimates of fair value and may be changed as additional information becomes available.

    The unaudited pro forma combined statements of operations give effect to (i) the Combination, (ii) the consummation of the IPO and the application of the net proceeds therefrom, (iii) acquisitions completed by one of the Founding Companies prior to the Combination, (iv) the elimination of non-cash compensation expense related to the issuance of Common Stock to certain of PROVANT's officers and consultants, (v) a provision for income tax for those Founding Companies that were taxed as S corporations during the relevant periods and (vi) the compensation differential. The compensation differential represents pro forma adjustments to salary, bonuses and benefits paid to certain pre-Combination owners of the Founding Companies to certain levels to which they agreed prospectively. For the three and nine months ended March 31, 1998, the compensation differential was approximately $800,000 and $4.9 million, respectively. The unaudited pro forma combined statements of operations give effect to the Combination, the IPO and the acquisitions completed by one of the Founding Companies as if they had occurred on July 1, 1997.

    The pro forma adjustments are based on estimates, available information and certain assumptions. The pro forma statements of operations do not purport to represent what the Company's results of operations would actually have been if the events indicated above had in fact occurred on July 1, 1997, or to project what the Company's financial position or results of operations will be for any future period. Since the Founding Companies were not under common control or management, historical combined results may not be comparable to, or predictive of, future performance.

2.  INVENTORY

    Inventory consists primarily of film production and other costs associated with a company acquired during the nine months ended March 31, 1999.

3.  ACQUISITIONS

    During the quarter ended September 30, 1998, the Company acquired two companies that provide performance improvement training services and products. Initial consideration paid by the Company was $16.0 million, consisting of $10.9 million in cash and 430,767 shares of Common Stock. The allocation of the aggregate purchase price to assets acquired and liabilities assumed resulted in $12.1 million of goodwill for these acquisitions, which were accounted for as purchase transactions. Goodwill is amortized on a straight-line basis over 40 years. The cash portion of the purchase price was funded from cash provided by operations and $7.5 million of borrowings from the Company's credit facility.


    During the quarter ended December 31, 1998, the Company acquired three companies that provide performance improvement training services and products. Initial consideration paid by the Company was $31.1 million, consisting of $19.3 million in cash and 1,085,476 shares of Common Stock. The allocation of the aggregate purchase price to assets acquired and liabilities assumed resulted in $29.8 million of goodwill for these acquisitions, which were accounted for as purchase transactions. Goodwill is amortized on a straight-line basis over 40 years. The cash portion of the purchase price was funded from cash provided by operations and $13.7 million of borrowings from the Company's credit facility.

    During the quarter ended March 31, 1999, the Company acquired two companies that provide performance improvement training services and products. Initial consideration paid by the Company was $10.1 million, consisting of $5.0 million in cash, $1.0 million in notes and 283,105 shares of Common Stock. The allocation of the aggregate purchase price to assets acquired and liabilities assumed resulted in $9.7 million of goodwill for these acquisitions, which were accounted for as purchase transactions. Goodwill is amortized on a straight-line basis over 40 years. The cash portion of the purchase price was funded from $1.5 million of borrowings from the Company's credit facility and proceeds of the Company's February 1999 public offering of Common Stock.


    During April 1999, the Company acquired an additional company (the "Subsequent Acquisition") that provides performance improvement training services and products. Initial consideration paid by the Company was $21.9 million, consisting of $8.7 million in cash and 929,991 shares of Common Stock. The cash portion of the purchase price was funded from cash provided by operations and proceeds of the Company's February 1999 public offering of Common Stock. The acquisition will be accounted for as a purchase transaction.

4.  CONTINGENT CONSIDERATION

    The agreements between PROVANT and all but one of the Operating Companies and the Subsequent Acquisition provide for the payment of additional, contingent consideration (the "Contingent Consideration"). The number of shares to be issued as contingent consideration in an acquisition are included as outstanding in the calculation of diluted weighted average common shares outstanding after the related performance criteria has been met and the number of shares can be determined. The former stockholders of eight Operating Companies and the Subsequent Acquisition are entitled to receive Contingent Consideration of cash and/or shares of Common Stock if certain performance criteria are met over future periods ranging from one to three years. For the three companies with Contingent Consideration based on performance criteria associated with the year ended June 30, 1999, the maximum Contingent Consideration for two of the companies is $5.7 million in the form of shares of Common Stock and the Contingent Consideration for the third company is based entirely on performance criteria for the year and is not currently determinable. For the one company with Contingent Consideration based on performance criteria associated with the year ended December 31, 1999, the maximum Contingent Consideration is $500,000 in the form of cash and/or shares of Common Stock. Contingent Consideration for the four remaining companies is based on performance criteria associated with the next three years and is not currently determinable. For the Subsequent Acquisition, additional consideration in the form of cash and shares of Common Stock is payable if certain performance criteria are met for the year ended June 30, 1999. Contingent Consideration for the Subsequent Acquisition is based on performance criteria over a two-year period and is not currently determinable.

5.  EARNINGS PER SHARE

    Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of shares of Common Stock and dilutive securities outstanding during the period.

The following tables summarize weighted average shares outstanding for all periods presented:

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                   1998               1998                1999
                                                                   ----               ----                ----
                                                                                   Pro Forma
                                                                Historical          Combined           Historical
                                                                ----------         ---------           ----------
Basic weighted average common shares outstanding                 3,346,217           9,795,558         14,310,384
Shares to be issued as Contingent Consideration                          -                   -            509,907
Dilutive weighted average shares related to stock options
   and warrants under the treasury stock method                          -             373,331            486,478
                                                               --------------    ----------------    ---------------
Diluted weighted average common shares outstanding               3,346,217          10,168,889         15,306,769
                                                               ==============    ================    ===============


                                                                           Nine Months Ended March 31,
                                                                           ---------------------------
                                                                   1998               1998                1999
                                                                   ----               ----                ----
                                                                                   Pro Forma
                                                                Historical          Combined           Historical
                                                                ----------         ---------           ----------
Basic weighted average common shares outstanding                3,086,716           9,795,558         12,045,235
Shares to be issued as Contingent Consideration                         -                   -            556,716
Dilutive weighted average shares related to stock options
   and warrants under the treasury stock method                         -             373,331            311,798
                                                               --------------    ----------------    ---------------
Diluted weighted average common shares outstanding              3,086,716          10,168,889         12,913,749
                                                               ==============    ================    ===============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS

    PROVANT is a leading provider of performance improvement training services and products. PROVANT's clients are Fortune 1000 companies, other large and medium-sized corporations and government entities. PROVANT offers both customized and standardized services and products that are designed to provide measurable improvement in performance and productivity for both employees and organizations. PROVANT can deliver these performance improvement solutions using various delivery methods to satisfy its clients' needs, including traditional delivery methods such as teaching employees in instructor-led classroom training and certifying client employees as instructors ("train-the-trainer"), as well as technology-based delivery methods such as CD-ROM, intranets and the Internet. In addition, PROVANT offers management consulting and training management services. PROVANT's goal is to become the leading single-source provider of high-quality performance improvement training services and products that are distributed through multiple delivery methods.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999 (DOLLARS IN THOUSANDS):

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                     1998                    1999
                                              Pro Forma Combined            Historical
                                              ------------------            ----------
Total revenue                                  $19,945       100.0%      $36,213      100.0%
Cost of revenue                                  8,475        42.5%       15,022       41.5%
                                           ------------  -----------  -----------  ----------
Gross profit                                    11,470        57.5%       21,191       58.5%
Selling, general and administrative
expenses                                         8,569        43.0%       15,574       43.0%
Goodwill amortization                              334         1.6%          699        1.9%
                                           ------------  -----------  -----------  ----------
Income from operations                           2,567        12.9%        4,918       13.6%
                                           ============  ===========  ===========  ==========

Net income                                      $1,408         7.1%       $2,689        7.4%
                                           ============  ===========  ===========  ==========

PRO FORMA COMBINED RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998 (THE "1998 QUARTER") COMPARED TO THE HISTORICAL RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 (THE "1999 QUARTER")


    Revenue. Revenue increased $16.3 million, or 81.6%, from $19.9 million in the 1998 Quarter to $36.2 million in the 1999 Quarter. The increase was primarily attributable to an increased number of government contracts, train-the-trainer seminars, royalties and revenues from businesses acquired during fiscal 1999.


    Cost of Revenue. Cost of revenue as a percentage of revenue decreased from 42.5% in the 1998 Quarter to 41.5% in the 1999 Quarter primarily due to revenue growth greater than the corresponding increase in costs and increased higher-margin license revenues during the 1999 Quarter.

    Gross Profit. Gross profit increased $9.7 million, or 84.8%, from $11.5 million in the 1998 Quarter to $21.2 million in the 1999 Quarter, primarily due to the growth in revenue. As a percentage of revenue, gross profit increased from 57.5% in the 1998 Quarter to 58.5% in the 1999 Quarter primarily due to more efficient use of resources.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.0 million, or 81.7%, from $8.6 million in the 1998 Quarter to $15.6 million in the 1999 Quarter, primarily due to the expenses of the businesses acquired during fiscal 1999, the expansion of corporate infrastructure, increased costs associated with being a public company and commission costs associated with increased revenue. As a percentage of revenue, selling, general and administrative expenses remained constant at 43.0% in both quarters.

    Goodwill Amortization. Goodwill amortization increased $365,000, from $334,000 in the 1998 Quarter to $699,000 in the 1999 Quarter, due to additional goodwill recorded in connection with acquisitions completed during fiscal 1999 and contingent consideration issued to five of the Founding Companies during fiscal 1999.

    Net Income. Net income increased $1.3 million or 91.0% from $1.4 million in the 1998 Quarter to $2.7 million in the 1999 Quarter. Diluted earnings per common share increased $0.04 or 28.6% from $0.14 in the 1998 Quarter to $0.18 in the 1999 Quarter.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1999 (DOLLARS IN THOUSANDS):

                                                    Nine Months Ended March 31,
                                                    ---------------------------
                                                    1998                   1999
                                              Pro Forma Combined         Historical
                                              ------------------         ----------
Total revenue                                  $55,903       100.0%      91,663      100.0%
Cost of revenue                                 24,423        43.7%      38,484       42.0%
                                         --------------  ----------- -----------  ----------
Gross profit                                    31,480        56.3%      53,179       58.0%
Selling, general and administrative
expenses                                        24,366        43.6%      40,333       44.0%
Goodwill amortization                            1,001         1.8%       1,672        1.8%
                                         --------------  ----------- -----------  ----------
Income from operations                           6,113        10.9%      11,174       12.2%
                                         ==============  =========== ===========  ==========

Net income                                      $3,269         5.8%      $5,928        6.5%
                                         ==============  =========== ===========  ==========


PRO FORMA COMBINED RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 1998 (THE "1998 PERIOD") COMPARED TO THE HISTORICAL RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 1999 (THE "1999 PERIOD")

    Revenue. Revenue increased $35.8 million, or 64.0%, from $55.9 million in the 1998 Period to $91.7 million in the 1999 Period. The increase was primarily attributable to an increased number of government contracts, train-the-trainer seminars, increased royalties and revenues from businesses acquired during the 1999 Period.

    Cost of Revenue. Cost of revenue as a percentage of revenue decreased from 43.7% in the 1998 Period to 42.0% in the 1999 Period primarily due to revenue growth higher than the corresponding increase in costs and increased higher-margin license revenues during fiscal 1999.

    Gross Profit. Gross profit increased $21.7 million, or 68.9%, from $31.5 million in the 1998 Period to $53.2 million in the 1999 Period, primarily due to the growth in revenue. As a percentage of revenue, gross profit increased from 56.3% in the 1998 Period to 58.0% in the 1999 Period primarily due to more efficient use of resources.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $16.0 million, or 65.5%, from $24.4 million in the 1998 Period to $40.3 million in the 1999 Period, primarily due to the expenses of the businesses acquired during the 1999 Period, the expansion of corporate infrastructure, increased costs associated with being a public company and commission costs associated with increased revenue. As a percentage of revenue, selling, general and administrative expenses increased from 43.6% in the 1998 Period to 44.0% in the 1999 Period primarily due to the expansion of corporate infrastructure.

    Goodwill Amortization. Goodwill amortization increased $671,000, from $1.0 million in the 1998 Period to $1.7 million in the 1999 Period, due to additional goodwill recorded in connection with acquisitions completed during the 1999 Period and contingent consideration issued to five of the Founding Companies during the 1999 Period.

    Net Income. Net income increased $2.7 million or 81.3% from $3.3 million in the 1998 Period to $5.9 million in the 1999 Period. Diluted earnings per common share increased $0.14 or 43.8% from $0.32 in the 1998 Period to $0.46 in the 1999 Period.

 COMBINED LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1999, the Company had cash of approximately $28.2 million and outstanding indebtedness of $2.7 million. The Company has a $75.0 million credit facility with no related borrowings at March 31, 1999. The credit facility, which terminates on December 31, 2001, (i) prohibits the payment of dividends and other distributions by the Company, (ii) generally does not permit the Company to incur or assume other indebtedness, and (iii) requires the Company to comply with certain financial covenants.

   In February 1999, the Company completed a public offering of 3,022,750 shares of Common Stock, from which it received net proceeds of approximately $54.8 million. Of this amount, $22.4 million was used to repay outstanding indebtedness under the credit facility. The Company anticipates that its cash flow from operations, proceeds of the public offering and availability under the credit facility will provide cash sufficient to satisfy the Company's working capital requirements, debt service requirements and planned capital expenditures for the next 12 months.

    The Company has two effective shelf registration statements on Form S-4. The first registration statement relates to the issuance of up to 3,000,000 shares of Common Stock in connection with acquisitions. Of this amount, 1,599,348 shares have been issued through May 12, 1999 and a currently undeterminable number of shares may become issuable as contingent consideration under the registration statement with respect to acquisitions completed before such date. The second registration statement also relates to the issuance of up to 3,000,000 shares of Common Stock in connection with acquisitions. Of this amount, 929,991 shares have been issued through May 12, 1999 and a currently undeterminable number of shares may become issuable as contingent consideration under the registration statement with respect to acquisitions completed before such date.

    During the quarter ended September 30, 1998, the Company acquired two companies that provide performance improvement training services and products. Initial consideration paid by the Company was $16.0 million, consisting of $10.9 million in cash and 430,767 shares of Common Stock. The allocation of the aggregate purchase price to assets acquired and liabilities assumed resulted in $12.1 million of goodwill for these acquisitions, which were accounted for as purchase transactions. Goodwill is amortized on a straight-line basis over 40 years. The cash portion of the purchase price was funded from cash provided by operations and $7.5 million of borrowings from the Company's credit facility.

    During the quarter ended December 31, 1998, the Company acquired three companies that provide performance improvement training services and products. Initial consideration paid by the Company was $31.1 million, consisting of $19.3 million in cash and 1,085,476 shares of Common Stock. The allocation of the aggregate purchase price to assets acquired and liabilities assumed resulted in $29.8 million of goodwill for these acquisitions, which were accounted for as purchase transactions. Goodwill is amortized on a straight-line basis over 40 years. The cash portion of the purchase price was funded from cash provided by operations and $13.7 million of borrowings from the Company's credit facility.

    During the quarter ended March 31, 1999, the Company acquired two companies that provide performance improvement training services and products. Initial consideration paid by the Company was $10.1 million, consisting of $5.0 million in cash, $1.0 million in notes and 283,105 shares of Common Stock. The allocation of the aggregate purchase price to assets acquired and liabilities assumed resulted in $9.7 million of goodwill for these acquisitions, which were accounted for as purchase transactions. Goodwill is amortized on a straight-line basis over 40 years. The cash portion of the purchase price was funded from $1.5 million of borrowings from the Company's credit facility and proceeds of the Company's February 1999 public offering of Common Stock.

    During April 1999, the Company acquired an additional company (the "Subsequent Acquisition") that provides performance improvement training services and products. Initial consideration paid by the Company was $21.9 million, consisting of $8.7 million in cash and 929,991 shares of Common Stock. The cash portion of the purchase price was funded from cash provided by operations and proceeds of the Company's February 1999 public offering of Common Stock. The acquisition will be accounted for as a purchase transaction.

    The agreements between PROVANT and all but one of the Operating Companies and the Subsequent Acquisition provide for the payment of additional, contingent consideration (the "Contingent Consideration"). The number of shares to be issued as contingent consideration in an acquisition are included as outstanding in the calculation of diluted weighted average common shares outstanding after the related performance criteria has been met and the number of shares can be determined. The former stockholders of eight Operating Companies and the Subsequent Acquisition are entitled to receive Contingent Consideration of cash and/or shares of Common Stock if certain performance criteria are met over future periods ranging from one to three years. For the three companies with Contingent Consideration based on performance criteria associated with the year ended June 30, 1999, the maximum Contingent Consideration for two of the companies is $5.7 million in the form of shares of Common Stock and the Contingent Consideration for the third company is based entirely on performance criteria for the year and is not currently determinable. For the one company with Contingent Consideration based on performance criteria associated with the year ended December 31, 1999, the maximum Contingent Consideration is $500,000 in the form of cash and/or shares of Common Stock. Contingent Consideration for the four remaining companies is based on performance criteria associated with the next three years and is not currently determinable. For the Subsequent

Acquisition, additional consideration in the form of cash and shares of Common Stock is payable if certain performance criteria are met for the year ended June 30, 1999. Contingent Consideration for the Subsequent Acquisition is based on performance criteria over a two-year period and is not currently determinable.


THE YEAR 2000 ISSUE

    The Company uses information technology ("IT") systems in its internal operations, including applications used in client order processing, inventory management, financial business systems and various administrative functions which are primarily "off-the-shelf" applications. Non-IT systems used in the Company's internal operations consist primarily of voice and data communications systems and elevator and climate control systems. In addition, the Company delivers several of its products on technology-based platforms, such as CD-ROM, intranets and the Internet. Management has completed the assessment of the Company's IT and non-IT systems and products. The completed assessment indicated the need to replace some personal computers and upgrade two phone switches. The Company has completed necessary remediation, implementation and final testing of IT and non-IT systems and products as of March 31, 1999. To the extent the source code of IT and non-IT internal systems and customer products may be deficient despite the Company's assessment with respect to "Year 2000" issues, the failure to make any required modifications in order to make the systems and products "Year 2000" compliant could have a material adverse effect on the Company's business.

    The Company derives a substantial amount of its revenues from services and products delivered to entities affiliated with the federal government. The two government agencies responsible for funding disbursements have not publicly announced the status of their year 2000 compliance efforts but have indicated that such a public announcement will be made in September 1999. Failure by government entities to make their respective computer software programs and operating systems "Year 2000" compliant could have a material adverse effect on the Company's business.

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

     To date, the Company has incurred approximately $76,000 to remediate "Year 2000" issues. Management currently believes that any future costs to remediate "Year 2000" issues will not be material to the Company's financial position or results of operations

RECENT ACCOUNTING PRONOUNCEMENTS

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

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which requires that all derivative instruments be recorded on the balance sheet at their fair values. Changes in the fair value of derivatives are recorded in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company will adopt FAS 133 for the Company's fiscal year ending June 30, 2000. The Company anticipates that the adoption of FAS 133 will not have a material effect on its financial condition or results of operations.

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

PART II. OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

   (c) As part of the Combination, the Company agreed to issue shares of Common Stock to five of the Founding Companies as additional consideration based on those companies' financial performance during the fiscal year ended June 30, 1999. As a result through March 31, 1999, the Company has issued 901,115 shares to the former stockholders of such companies. The issuance of the shares as additional consideration was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(2) thereof.

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


                                     PROVANT, INC.


Date: May 14, 1999   By:  /s/ Rajiv Bhatt
                          ------------------------------------------------------
                              Rajiv Bhatt
                              Executive Vice President, Chief Operating Officer, Treasurer and Chief Accounting Officer