Form 10-K405
period 1999-06-30
PROVANT INC
filed 1999-09-15
CIK 1054853

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

                    For the fiscal year ended June 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of September 10, 1999, 17,158,782 shares of Common Stock were outstanding, of which 13,341,686 were beneficially owned by non-affiliates. The aggregate market value of shares held by non-affiliates was approximately $171,148,482, based on the last sale price of the Common Stock on such date as reported by the Nasdaq National Market.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of PROVANT's definitive Proxy Statement for its Annual Meeting of Stockholders, which will be filed within 120 days of the end of PROVANT's fiscal year ended June 30, 1999, are incorporated by reference into Part III hereof as provided therein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

     PROVANT, Inc. ("PROVANT" or "the Company") is a leading provider of high-quality performance improvement training services and products that are distributed through multiple delivery methods. PROVANT's clients include Fortune 1000 companies, other large and medium-sized corporations and government entities. The Company offers both customized and standardized services and products that are designed to improve the performance of a client's workforce. In addition, the Company offers consulting, needs assessment and project management services.

     PROVANT resulted from the May 1998 acquisition, in separate combination transactions (collectively, the "Combination"), of seven providers of performance improvement services and products (collectively, the "Founding Companies"). Subsequent to the Combination, the Company has acquired 11 businesses. The PROVANT companies are recognized leaders in their respective fields and have developed a wide range of services and products, a substantial knowledge base created from years of research and development, and a well-established client base.

BUSINESS STRATEGY

     The Company's objective is to become the leading single source provider of high-quality performance improvement services and products to Fortune 1000 companies and comparably sized government entities. To achieve this objective, the Company is pursuing a business strategy with the following key elements:

     PROVIDE A BROAD RANGE OF SERVICES AND PRODUCTS. The Company offers a broad array of customized and standardized services and products that are designed to provide measurable improvements in performance and productivity for both employees and organizations. In addition, the Company offers management consulting services that are designed to improve its clients' overall corporate performance, project management services that help clients implement and complete discrete projects efficiently, and training management services that enable clients to better manage their performance improvement programs. The Company believes that its comprehensive service and product offerings will allow its clients the convenience of "one-stop shopping" so that they can reduce their reliance on multiple vendors for training content and delivery and maximize their overall performance improvement results.

     UTILIZE MULTIPLE DELIVERY METHODS. The Company offers multiple delivery methods including instructor-led classroom training, train-the-trainer programs, CD-ROM, intranets, the Internet, books, and audio and video tapes. The Company's varied delivery capabilities allow it to better serve the particular needs, cost objectives and cultures of the Company's clients.

     OFFER VALUE-ADDED TRAINING. The Company's goal is to provide value-added services and products that achieve measurable results for its clients. The Company seeks to differentiate its services and products by helping its clients assess the returns generated by their performance improvement investments. The Company can perform return-on-investment analyses for its clients, and frequently works with them to develop key assessment metrics by which to measure outcomes.

     PROVIDE SPECIALIZED INDUSTRY EXPERTISE. The Company has developed and continues to develop industry-focused service and product offerings that can better satisfy its clients' specific performance improvement needs. By leveraging its existing industry-specific content and delivery capabilities, the Company can provide clients with customized yet cost-effective performance improvement solutions. The Company believes that its experience and capabilities developed by serving clients in certain industries, including the retail, automotive and telecommunications industries, as well as the government sector, gives it an important competitive advantage in obtaining new clients in these areas.

PERFORMANCE IMPROVEMENT SERVICES AND PRODUCTS

     Through the Company's services and products, the Company's clients can provide training to employees at virtually every level of an organization, access consulting services that permit the organization as a whole to undergo change, use project management services to effectively implement and complete strategic initiatives, and utilize web-based training management services to better manage and track their training programs. The Company offers the following customized and standardized products and services:

     PERFORMANCE SKILLS. The Company delivers a wide range of services and products to numerous corporate and government entities that are designed to provide or improve the skills necessary to perform a particular task or job. Typically, the Company's experts work closely with its clients to custom-design performance skills products, training courses and course materials. For example, the Company has delivered specialized performance skills training on how to operate a manufacturing system for a paper products company, how to operate communication switches for a telecommunications company, how to maintain and repair equipment for a railroad, and how to provide and manage basic medical care for Army and Navy healthcare personnel.

     RECRUITMENT, RETENTION AND CAREER DEVELOPMENT. The Company offers services and products designed to assist clients in hiring and retaining effective employees as well as in career development training for employees. In particular, the Company helps clients understand the skills required of their employees, implement more effective recruitment and retention processes to maximize employee productivity, and reduce turnover rates. For example, Behavioral Interviewing(R) teaches managers how to identify specific job competencies required for success, interview prospective candidates and evaluate their skills. Complementing this and similar products are the Company's outplacement services, which the Company provides to several federal government agencies to assist in work force restructuring.

     SELLING SKILLS AND CUSTOMER SERVICE. The Company offers services and products designed to increase customer retention, customer service and sales. The Company's Solution Selling process is widely used by leading companies, particularly where complex products and services are involved. Several of the Company's specialized products, including Creating Loyal Customers, Customer Service at the Register and Professional Selling, are designed to improve customer service in the retail workplace by simulating important retail situations and environments in technology-based delivery formats.

     COMMUNICATIONS. The Company offers services and products designed to improve public speaking/presentation and spoken communication skills. For example, Effective Communicating is a two-day workshop designed to enable clients' key staff members to become more effective in public speaking, sales and other types of oral communication.

     MANAGEMENT DEVELOPMENT AND LEADERSHIP. The Company offers services and products that are designed to maximize results by improving supervisory, management and leadership skills and strategies. For example, Managing Individual and Team Effectiveness is designed to provide managers in complex work environments with "360-degree" feedback on their management skills. The Company is also developing a training program to teach the leadership model described in Results Based Leadership, a recently published book co-authored by Jack Zenger, the Company's President.

     DIVERSITY. The Company offers services and products designed to help managers and employees understand diversity issues, such as race and gender. For example, Managing Inclusion is a multi-day session designed to help individual managers and client companies enhance understanding of workplace diversity, build morale and satisfaction in the work force, and increase productivity through more effective team relationships.

     NEGOTIATIONS. The Company offers services and products designed to help employees improve their negotiation skills. For example, Bottom Line Buying Plus trains merchandise buyers to negotiate to both improve profitability and strengthen vendor relationships.

     NEEDS ASSESSMENT, ORGANIZATIONAL DEVELOPMENT AND CHANGE MANAGEMENT. The Company's consulting services are designed to help improve overall corporate performance by assisting clients in, among other things, assessing their strategic direction and implementing and managing change. For example, the Company assisted a large trucking company in developing alternative organization designs and cost reduction initiatives. By using PROVANT's recommendations, the client was able to undertake significant structural changes and cost-cutting measures. The Company's needs assessment services help clients to determine where in the client's organization an improvement in the performance skills of the client's employees or in the client's organizational culture will lead to a significant increase in the client's overall performance. The Company also provides its clients with a variety of survey tools by which feedback can be gathered and analyzed on either an organizational or individual basis. The Company develops the survey forms and methodologies, conducts the surveys, and collects and analyzes the data for its corporate clients. For example, the Company assisted a large mortgage bank in identifying critical areas for organizational change by administering an employee survey to more than 10,000 employees.

     PROJECT MANAGEMENT. The Company provides project management services to help clients with complex project implementation efforts. These services are designed to increase clients' profitability by managing the completion of a wide variety of major projects in a timely and cost-effective basis. For example, the Company assisted an airline in deploying multimedia equipment for the computer-based training of its customer service personnel. The Company's responsibilities in the project included developing the initial project parameters, designing and managing the construction of training facilities, procuring systems and coordinating computer equipment delivery and set-up.

     TRAINING MANAGEMENT SYSTEMS. The Company provides customized, organization-wide services that allow clients to better manage a broad range of performance improvement activities. The Company's web-based training management systems provide clients with an automated approach to the enrollment, tracking and measurement of performance improvement activities. The Company can install these systems at the client's site or operate them from the Company's facility. For example, the Company developed a web-based training management system for a manufacturing client that allows the client's 12,000 employees to access a course catalog, enroll in courses, take tests, review transcripts and peruse company news and other information, and will eventually deliver performance improvement content through the client's intranet.

DELIVERY METHODS

     The Company offers multiple delivery methods for its performance improvement services and products to better serve the particular needs, cost objectives and cultures of the Company's clients. The Company's primary delivery methods are described below.

     INSTRUCTOR-LED TRAINING. The Company delivers its programs to clients' employees through the use of either salaried employees or certified contract instructors. Most of the Company's instructor-led training is delivered at clients' facilities, although the Company also delivers certain programs at the Company's own training facilities. In some cases, the Company's programs are delivered in a public seminar format to a small group of individuals from multiple client companies or through video conferencing. The Company typically provides textual materials as a part of the Company's instructor led programs, and in some cases sells related supplemental materials. The Company also develops custom courseware that ultimately is delivered by instructors who are not affiliated with the Company. The Company's courses and programs generally range in length from a few hours to several days and include from one to hundreds of participants.

     TRAIN-THE-TRAINER. For several of the Company's services and products, the Company trains and certifies qualified employees of clients in an instructor-led program. The certified client employees then are licensed to use the Company's methodologies and materials to train other employees of the client in instructor-led classes at client sites. The Company supplies training materials for these classes and ongoing training for the certified trainers. The Company receives fees for the employee-led classes on either a per-participant or per-site basis.

     TECHNOLOGY-BASED FORMATS. The Company increasingly delivers its products in technology-based delivery formats, such as CD-ROM, intranets, the Internet and other distance-based media. Because of the benefits of technology-based training, the Company plans to convert an increased number of its products to technology-based formats to capture the benefits of technology-based training.

     BOOKS AND TAPES. The Company also delivers some of its training through books and video and audio tapes. The Company offers approximately 400 titles of standardized books, tapes and other written materials.

CLIENT BASE

     The Company seeks to establish long-term relationships with Fortune 1000 companies, other large and medium-sized corporations and government entities with substantial performance improvement needs. The Company has developed a broad client base of over 1,500 corporate and government clients. Revenue from U.S. Government entities accounted for 23% and 12% of the Company's total revenue in fiscal 1998 and 1999, respectively. There was no other customer that accounted for 10% or more of the Company's total revenue in fiscal 1998 or 1999.

SALES AND MARKETING

     Each PROVANT company maintains its own sales force. In addition, the Company is implementing a national sales initiative through a corporate level sales force to market its entire portfolio of services and products to strategic accounts. The Company's sales force, at the operating company level, numbered 65 at the time of the Company's May 1998 initial public offering. It has grown from both acquisitions and internal growth to approximately 150 internal salespeople and 70 outside sales consultants. Through one of its acquisitions, the Company has added a nationwide telesales organization, through which the Company intends to offer many of its services and products. The Company also markets and sells its services and products through public seminars, client referrals, direct marketing, a Web site and trade publications.

     A key component of the Company's marketing strategy is to cross-sell its various services and products within its existing client base. To aid the Company's cross-selling efforts, the Company has instituted a compensation system designed to reward cross selling. The Company also has established Greenhouse, a web-based corporate database that can be accessed by each PROVANT company to review company-wide client relationships and service and product capabilities. Finally, the Company is pursuing a marketing and advertising program through its new corporate marketing department in order to establish national brand identification for the PROVANT name, while preserving and enhancing the value of the established names of the PROVANT companies.

     The Company generates significant revenues through sales of services and products to government entities. Typically, these sales occur through a competitive bidding process started by the entity's issuance of a request for proposal ("RFP") for a contemplated project. The Company may submit a proposal on its own behalf or as a subcontractor to another company. Many services and products delivered to federal government agencies are provided through orders placed under a General Services Administration ("GSA") Supply Schedule contract and under Office of Personnel Management/Training Management Assistance ("OPM"). The Company is one of only a few training providers authorized under both funding mechanisms. The Company benefits from its status as a preferred provider under certain funding mechanisms (including the GSA and OPM vehicles), which allow the Company to negotiate contracts without an RFP.

BOARD OF ADVISORS

     The Company has formed a Board of Advisors to assist in identifying emerging trends in the marketplace and areas where the Company should build strategic capability through investment or acquisition. The Board of Advisors currently consists of the following seven leaders in the performance improvement industry:

     -- Frank Cespedes, Managing Partner, The Center for Executive Development and former Harvard Business School Professor;

     --  Marshall Goldsmith, Founding Director, Keilty, Goldsmith & Company;

     --  Frances Hesselbein, President and Chief Executive Officer of The Peter
         F. Drucker Foundation for Non-Profit Management;

     -- Jerry Jasinowski, President and Chief Executive Officer of the National Association of Manufacturers;

     -- Jon Katzenbach, Author of Teams at the Top and Founder of Katzenbach Partners, LLC;

     -- Edward Lawler, III, Professor and Director of the Center for Effective Organizations at the University of Southern California; and

     --  David Ulrich, Consultant and Professor at the University of Michigan.

COMPETITION

     The performance improvement industry is highly fragmented and competitive. The Company believes the principal competitive factors in the industry are the strength of client relationships, quality of services and products, breadth of service and product offerings, quality and number of delivery methods, reputation, and the ability to provide customized services and products.

     The Company competes with thousands of privately held training companies, most of which provide a limited range of services and products. In addition to these small competitors, a number of larger companies are engaged in the business of providing performance improvement services and products, including AchieveGlobal (a subsidiary of the Times Mirror Company), Development Dimensions International, EPS Solutions, The Forum Corporation, Wilson Learning Corporation, and several large publishers of professional reference materials who recently have entered the industry. The Company also occasionally competes with large professional service companies that generally offer training services in conjunction with strategic consulting and other client assignments of larger scope. In addition, many of the Company's clients and potential clients have internal training departments. Some of the Company's competitors have significantly greater financial, managerial, technical, marketing and other resources than the Company. Moreover, the Company expects to face additional competition from new entrants into the performance improvement market due, in part, to the evolving nature of the market.

     The Company's competitors for government contracts include service companies such as Booz-Allen & Hamilton, as well as contract suppliers of equipment to the government such as Raytheon Company and Lockheed Martin Corporation.

INTELLECTUAL PROPERTY

     The Company regards many of its performance improvement services and products as proprietary and relies primarily on a combination of statutory and common law copyright, trademark, service mark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. There can be no assurance that third parties will not claim that the Company's current or future products and/or services infringe on the proprietary rights of others.

EMPLOYEES

     As of June 30, 1999, the Company employed approximately 1,500 full-time and part-time employees. The Company believes that its relationships with its employees are good. In addition, the Company provides certain of its services and products through independent contractors, which as of June 30, 1999 numbered approximately 220.

ITEM 2.  PROPERTIES

     The Company leases its principal executive office located in Boston, Massachusetts, and maintains 63 additional leased office locations in 26 states and one in Canada. The remaining terms of the Company's leases are less than seven years. The PROVANT companies' principal offices are located in:
Alexandria, Virginia; Atlanta, Georgia; Boulder, Colorado; Brookline and Lexington, Massachusetts; Columbia, Maryland; Charlotte, North Carolina; West Des Moines, Iowa; Lansing, Michigan; Memphis, Tennessee; North Hollywood, San Francisco and Del Mar, California; Provo, Utah; and Ridgewood, New Jersey. Certain of the PROVANT companies also maintain branch offices. The Company believes that its facilities are adequate to serve its current level of operations. If additional facilities are required, the Company believes that suitable additional or alternative space will be available as needed on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is from time to time a party to litigation arising in the ordinary course of business. Management believes that no pending legal proceeding will have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended June 30, 1999.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Paul M. Verrochi, age 50, has been Chairman of the Board and Chief Executive Officer of the Company since May 1998. Prior to the Company's initial public offering of Common Stock (the "IPO"), Mr. Verrochi was President and a director of the Company. Mr. Verrochi also is Chairman, co-founder and a principal of American Business Partners LLC ("ABP"). In 1992, Mr. Verrochi co-founded American Medical Response, Inc. ("AMR"), which at the time of its acquisition by Laidlaw Inc. in January 1997 was the largest provider of ambulance services in the United States. From August 1992 to January 1996, Mr. Verrochi served as AMR's President and Chief Executive Officer, and until January 1997 he also served as the Chairman of the Board of Directors. Mr. Verrochi was selected as the 1995 National Entrepreneur of the Year for Emerging Growth Companies by Inc. Magazine. Mr. Verrochi serves as an advisory board member to numerous charitable foundations, including the New England Aquarium and the Boston Symphony Orchestra. Mr. Verrochi is Chairman of BridgeStreet Accommodations, Inc. Mr. Verrochi received his Bachelor of Science degree from the United States Merchant Marine Academy at Kings Point, New York.

     John H. Zenger, age 67, has been President and a director of the Company since May 1998. Prior to the IPO, from May 1997 until May 1998, Mr. Zenger was a consultant to the Company. From April 1992 to November 1996, Mr. Zenger was employed in various capacities, including Vice President and Chairman, by the Times Mirror Training Group, one of the nation's largest training companies, consisting of Kaset, Learning International and Zenger Miller, the company that he founded in 1977. Mr. Zenger has taught at the University of Southern California School of Business and the Stanford Graduate School of Business. Mr. Zenger received his Doctorate degree in Business Administration from the University of Southern California, his Masters in Business Administration from the University of California, Los Angeles and his Bachelor of Science degree from Brigham Young University.

     Dominic J. Puopolo, age 56, has been Executive Vice President, Chief Financial Officer and a director of the Company since May 1998. Prior to the IPO, Mr. Puopolo also served as Treasurer and a director of the Company. Mr. Puopolo is a co-founder and principal of ABP. In 1992, Mr. Puopolo co-founded AMR. From August 1992 to January 1996, Mr. Puopolo served as Executive Vice President, Chief Financial Officer, Treasurer and a member of the Board of Directors of AMR. Mr. Puopolo serves as a member of the Board of Trustees of Emerson College of Communications and is Chairman of its Resource Development Committee. Mr. Puopolo also serves on the Executive Committee of the Boston University School of Medicine and is a member of the Board of Trustees of Northeastern University. Mr. Puopolo, a Certified Public Accountant, is a member of the Massachusetts Society of Certified Public Accountants, The American Institute of Certified Public Accountants and the National Association of Accountants. Mr. Puopolo received his Masters in Business Administration degree from Suffolk University and his Bachelor of Science degree in Business Administration from Northeastern University.

     Rajiv Bhatt, age 41, has been Executive Vice President and Chief Operating Officer of the Company since December 1998. Mr. Bhatt also has served as Treasurer and Chief Accounting Officer of the Company since May 1998. From May 1998 until December 1998, Mr. Bhatt also was Senior Vice President of the

Company. Prior to the IPO, from August 1997 until May 1998, Mr. Bhatt was a consultant to the Company. From September 1994 to August 1997, Mr. Bhatt was Executive Vice President, Chief Financial Officer and Treasurer of Summit Technology, Inc., a publicly-traded manufacturer of ophthalmic laser systems. From September 1988 to September 1994, Mr. Bhatt was Chief Financial Officer, Secretary and a member of the Board of Directors of Carlisle Plastics, Inc., a publicly-traded plastics manufacturer. Also from September 1988 to September 1994, Mr. Bhatt was Chief Financial Officer of Carlisle Capital Corporation, a privately held mergers and acquisitions company. Mr. Bhatt serves as a director of Big Brothers Association of Boston. Mr. Bhatt, a Certified Public Accountant, received his Masters in Business Administration degree from the University of Michigan and his Bachelor of Commerce degree from the University of Bombay.

     Philip Gardner, age 36, has been Vice President of the Company since May 1998. Prior to the IPO, from February 1997 until May 1998, Mr. Gardner was a consultant to the Company. From August 1994 to December 1996, Mr. Gardner was a consultant for McKinsey & Company ("McKinsey"), a management consulting firm. Prior to joining McKinsey, from 1985 to 1992, Mr. Gardner was an officer and a highly decorated strike fighter pilot in the United States Navy. Mr. Gardner received his Masters in Business Administration degree from Harvard Graduate School of Business Administration and his Bachelor of Arts degree in Government from Harvard College.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's common stock ("Common Stock") is quoted on the Nasdaq National Market ("Nasdaq") under the symbol "POVT." The following table sets forth the high and low sale prices for the Common Stock from April 29, 1998 (the first day of trading on Nasdaq) through June 30, 1999 as reported by Nasdaq for the periods indicated.

                  YEAR ENDED JUNE 30, 1998                     HIGH     LOW
                  ------------------------                     ----     ---
Fourth Quarter (from April 29, 1998)........................  $22.50   $16.00

                  YEAR ENDED JUNE 30, 1999                     HIGH     LOW
                  ------------------------                     ----     ---
First Quarter...............................................  $19.00   $10.00
Second Quarter..............................................   24.25     9.50
Third Quarter...............................................   24.75    15.25
Fourth Quarter..............................................   19.13    12.13

     On September 10, 1999, the last sale price of the Common Stock was $12.83 as reported by Nasdaq and there were 254 holders of record of Common Stock.

DIVIDEND POLICY

     The Company intends to retain all of its earnings to finance the expansion of its business and for general corporate purposes, and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Any future determination as to the payment of dividends on the Common Stock will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's future earnings, operating and financial condition and capital requirements, as well as general business conditions and any other factors the Board of Directors of the Company may consider. In addition, the Company's credit facility currently restricts the Company's ability to pay dividends without the consent of the lenders.

RECENT SALES OF UNREGISTERED SECURITIES

     On June 4, 1999, in connection with the acquisition of the Solution Selling(R) business from Michael T. Bosworth, the Company issued convertible promissory notes in the aggregate amount of $7,132,000 to Mr. Bosworth and certain affiliates of Mr. Bosworth. The promissory notes were recorded at $6,328,000, the net present value, based on an imputed interest rate of 6%. The notes are convertible at the election of the holders after June 4, 2000 at a conversion price of $16.125 per share into an aggregate of 442,295 shares of Common Stock. The transaction was exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents selected historical consolidated financial data for the Company (including the accounts of each operating company from its date of acquisition), which has been derived from the Company's historical consolidated financial statements included elsewhere in this Report on Form 10-K.

                                                          PERIOD FROM
                                                       NOVEMBER 16, 1996
                                                      (DATE OF INCEPTION)      YEAR ENDED JUNE 30,
                                                              TO            -------------------------
   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)         JUNE 30, 1997         1998          1999
   ---------------------------------------------      -------------------   -----------   -----------
STATEMENT OF OPERATIONS DATA:
Total revenue.......................................      $       --        $    14,189   $   138,676
Cost of revenue.....................................              --              6,374        57,782
                                                          ----------        -----------   -----------
Gross profit........................................              --              7,815        80,894
Selling, general and administrative expenses........             149             10,447        60,172
Goodwill amortization...............................              --                245         2,622
                                                          ----------        -----------   -----------
Income (loss) from operations.......................            (149)            (2,877)       18,100
Interest expense, net...............................              --                220           165
                                                          ----------        -----------   -----------
Income (loss) before income taxes...................            (149)            (3,097)       17,935
Provision (benefit) for income taxes................              --               (203)        8,224
                                                          ----------        -----------   -----------
Net income (loss)...................................      $     (149)       $    (2,894)  $     9,711
                                                          ==========        ===========   ===========
Earnings (loss) per common share:
  Basic.............................................      $    (0.08)       $     (0.67)  $      0.74
                                                          ==========        ===========   ===========
  Diluted...........................................      $    (0.08)       $     (0.67)  $      0.68
                                                          ==========        ===========   ===========
Weighted average common shares outstanding:
  Basic.............................................       1,950,520          4,350,169    13,207,859
  Diluted...........................................       1,950,520          4,350,169    14,283,087

                                                                                    JUNE 30,
                                                                              --------------------
                (DOLLARS IN THOUSANDS)                                         1998         1999
                ----------------------                                        -------     --------
BALANCE SHEET DATA:
Working capital............................................................   $11,107     $ 12,560
Total assets...............................................................    86,358      284,637
Long-term debt, net of current portion.....................................       874        9,242
Stockholders' equity.......................................................    66,499      204,207

                     STAR MOUNTAIN SELECTED FINANCIAL DATA

     PROVANT reports operating results commencing with its inception on November 16, 1996. For the purpose of providing five full years of selected historical financial data, as required under the Securities Act, the following historical selected financial data for Star Mountain, a significant predecessor company, is presented. The selected data for the years ended December 31, 1995, 1996 and 1997 and the period January 1, 1998 to May 4, 1998 is derived from, and should be read in conjunction with, Star Mountain's audited financial statements (and the notes thereto) appearing elsewhere in this Report on Form 10-K. The data presented below is neither comparable to nor indicative of Star Mountain's or PROVANT's post-Combination financial position or results of operations.

                                                       YEAR ENDED DECEMBER 31,          PERIOD FROM
                                                  ---------------------------------   JANUARY 1, 1998
 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)      1995        1996        1997       TO MAY 4, 1998
 ---------------------------------------------    ---------   ---------   ---------   ---------------
STATEMENT OF OPERATIONS DATA:
  Total revenue.................................  $  14,306   $  16,313   $  23,775      $  11,052
  Cost of revenue...............................      8,668       9,457      14,504          6,109
                                                  ---------   ---------   ---------      ---------
  Gross profit..................................      5,638       6,856       9,271          4,943
Selling, general and administrative expenses....      4,411       5,476       7,591          3,650
                                                  ---------   ---------   ---------      ---------
  Income from operations........................      1,227       1,380       1,680          1,293
  Interest and other income (expense), net......       (235)       (379)       (406)          (137)
                                                  ---------   ---------   ---------      ---------
  Income before provision for income taxes......        992       1,001       1,274          1,156
  Provision for income taxes(1).................         --         397         546            457
                                                  ---------   ---------   ---------      ---------
  Net income....................................  $     992   $     604   $     728      $     699
                                                  =========   =========   =========      =========
  Earnings per common share:
     Basic......................................  $    0.11   $    0.07   $    0.09      $    0.09
                                                  =========   =========   =========      =========
     Diluted....................................  $    0.11   $    0.07   $    0.08      $    0.08
                                                  =========   =========   =========      =========
  Weighted average common shares outstanding:
     Basic......................................  8,825,000   8,422,000   8,078,000      8,074,000
     Diluted....................................  8,963,000   8,565,000   8,823,000      8,871,000

                                                            DECEMBER 31,
                                                  ---------------------------------
             (DOLLARS IN THOUSANDS)                 1995        1996        1997
             ----------------------               ---------   ---------   ---------
BALANCE SHEET DATA:
  Working capital...............................  $     942   $     871   $      64
  Total assets..................................      4,775       5,983      10,677
  Long term debt, net of current portion........         --          --         304
  Stockholders' equity..........................      1,859       2,010       2,778

---------------

(1) Through December 31, 1995, Star Mountain had elected to be treated as an S corporation and, accordingly, there was no provision for income taxes for periods ending on or prior to that date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements as a result of any number of factors, including the risk factors set forth in the Company's Registration Statement on Form S-4 (File No. 333-74725).

FOUNDING COMPANIES

     The Company's operations in the performance improvement industry began in May 1998 when the Company acquired the seven Founding Companies.

     In July 1996, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 97 ("SAB 97"), relating to business combinations immediately prior to an initial public offering, which required that business combinations like the Combination be accounted for using the purchase method of accounting. Under the purchase method, PROVANT was designated as the accounting acquiror of the Founding Companies in the Combination. Approximately $53.2 million, representing the excess of the fair value of the consideration received in the Combination over the fair value of the net assets acquired, was recorded as goodwill on the Company's June 30, 1998 balance sheet. During 1999, the Company recorded additional goodwill of $44.5 million with respect to the acquisition of the Founding Companies, in connection with the contingent consideration provisions of the Founding Company merger agreements. Goodwill is being amortized as a non-cash charge to the Company's income statement over a 40-year period. The amount amortized, however, will not be deductible for tax purposes.

ACQUISITIONS SINCE THE IPO

     Since the Combination, the Company has acquired 11 businesses. Each acquisition was accounted for under the purchase method of accounting. The aggregate purchase price for these acquisitions was $126.0 million, consisting of $57.6 million paid in cash, $7.7 million in cash accrued as contingent consideration, $7.3 million in notes payable, and 3,378,047 shares of Common Stock issued as initial consideration and valued at $44.5 million, and Common Stock valued at $8.9 million that is issuable as contingent consideration. In addition, the former owners of certain of these businesses are entitled to receive contingent consideration based upon the future performance of these businesses. For accounting purposes, any contingent consideration paid in these acquisitions will be treated as additional purchase price.

REVENUES, COSTS AND EXPENSES

     The Company receives revenue from five main sources: (i) instructor-led and train-the-trainer seminars; (ii) license fees; (iii) custom services and products; (iv) consulting and training management services; and (v) standardized products. The Company recognizes revenue from instructor-led training and train-the-trainer programs, usually on a participant basis, when the training is delivered. From its train-the-trainer arrangements, the Company also recognizes license fees on a per-participant basis when a certified client trainer delivers the Company's courses and materials to other employees of the client. The Company recognizes revenue from a site license at the time the license is granted. The Company recognizes maintenance fees on its training management services as they are performed over the life of the contract. The Company generally recognizes revenue from its custom services and products based on the percentage-of-completion method. The Company recognizes revenue from fees for its consulting services, for which it charges an hourly or per diem rate, when the consulting is provided. The Company also recognizes revenue for its standardized products, such as books or videotapes, when the products are delivered.

     Cost of revenue primarily consists of: (i) salaries and benefits for the Company's instructors, consultants and course designers and costs of independent contractors; and (ii) the cost of developing, designing and producing training courses and materials, including materials costs. As a result, the Company's gross margins are affected by the number of instructors, consultants and course designers and their utilization during any given period.

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

RESULTS OF OPERATIONS

     The following historical consolidated financial information represents the operations of PROVANT and subsidiaries (from their date of acquisition) on a historical basis. The following historical financial information for the year ended June 30, 1998 includes a non-recurring fee of $750,000 paid upon completion of the IPO for information related to the training industry, non-cash compensation expense totaling $686,000 related to the issuance of Common Stock and stock options to officers of and consultants to the Company, and non-recurring Combination-related costs of $588,000, and reflects normal recurring corporate costs of PROVANT subsequent to the IPO. This historical consolidated information has been derived from the audited financial statements of the Company included elsewhere herein.

                                           PERIOD FROM
                                        NOVEMBER 16, 1996              YEAR ENDED JUNE 30,
                                       (DATE OF INCEPTION)    -------------------------------------
       (DOLLARS IN THOUSANDS)           TO JUNE 30, 1997            1998                1999
       ----------------------          -------------------    ----------------    -----------------
Total revenue........................         $  --           $14,189    100.0%   $138,676    100.0%
Cost of revenue......................            --             6,374     44.9      57,782     41.7
                                              -----           -------    -----    --------    -----
Gross profit.........................            --             7,815     55.1      80,894     58.3
Selling, general and administrative
  expenses...........................           149            10,447     73.7      60,172     43.4
Goodwill amortization................            --               245      1.7       2,622      1.9
                                              -----           -------    -----    --------    -----
Income (loss) from operations........         $(149)          $(2,877)   (20.3)%  $ 18,100     13.0%
                                              =====           =======    =====    ========    =====
Net income (loss)....................         $(149)          $(2,894)   (20.4)%  $  9,711      7.0%
                                              =====           =======    =====    ========    =====

RESULTS OF OPERATIONS FOR THE PERIOD FROM NOVEMBER 16, 1996 (DATE OF INCEPTION) TO JUNE 30, 1997 (THE "1997 PERIOD") COMPARED TO THE YEAR ENDED JUNE 30, 1998 ("1998")

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

     Net Income (Loss). Net loss increased $2.7 million from a $149,000 loss in the 1997 Period to a $2.9 million loss in 1998. Diluted loss per common share increased $0.59 from a $0.08 loss in the 1997 Period to a $0.67 loss in 1998.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 1998 ("1998") COMPARED TO THE YEAR ENDED JUNE 30, 1999 ("1999")

     Revenue. Revenue increased $124.5 million, from $14.2 million in 1998 to $138.7 million in 1999. The increase was due to the inclusion in 1999 of the operating results of the Founding Companies for an entire year and the inclusion of the operating results for the 11 businesses acquired during 1999 from their respective dates of acquisition.

     Cost of Revenue. Cost of revenue increased $51.4 million, from $6.4 million in 1998 to $57.8 million in 1999. The increase was due to the inclusion in 1999 of the operating results of the Founding Companies for an entire year and the inclusion of the operating results for the 11 businesses acquired during 1999 from their respective dates of acquisition. Cost of revenue as a percentage of revenue decreased from 44.9% in 1998 to 41.7% in 1999 primarily due to revenue growth greater than the corresponding increase in costs and increased higher-margin license revenues during 1999.

     Gross Profit. Gross profit increased $73.1 million, from $7.8 million in 1998 to $80.9 million in 1999. The increase was due to the inclusion in 1999 of the operating results of the Founding Companies for an entire year and the inclusion of the operating results for the 11 businesses acquired during 1999 from their respective dates of acquisition. As a percentage of revenue, gross profit increased from 55.1% in 1998 to 58.3% in 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $49.7 million, from $10.4 million in 1998 to $60.2 million in 1999. The increase was due to the inclusion of the operating results of the Founding Companies for an entire year and the inclusion of the operating results for the 11 businesses acquired during 1999 from their respective dates of acquisition.

     Goodwill Amortization. Goodwill amortization increased $2.4 million, from $245,000 in 1998 to $2.6 million in 1999, due to the recording of amortization expense for a full year in 1999 versus a two month period in 1998 following the Combination and additional goodwill recorded in connection with acquisitions and contingent consideration during 1999.

     Net Income (Loss). Net income (loss) increased $12.6 million from a $(2.9) million loss in 1998 to a $9.7 million profit in 1999. Diluted earnings per common share increased $1.35 from a $(0.67) loss in 1998 to a $0.68 profit in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used net cash of approximately $149,000 and $713,000 in operating activities during fiscal 1997 and fiscal 1998, respectively. The Company generated net cash from operating activities of approximately $2.3 million in fiscal 1999. Net cash used in investing activities was $150,000 in fiscal 1997, primarily for purchases of property and equipment. Net cash used in investing activities was $19.5 million in fiscal 1998 and $55.8 million in fiscal 1999, primarily for acquisition of businesses and purchases of property and equipment.

     As of June 30, 1999, the Company had cash of approximately $2.2 million and outstanding indebtedness under the credit facility of $1.5 million. The Company has a $75.0 million credit facility, guaranteed by all of the Company's subsidiaries and secured by a pledge of the capital stock of certain of the Company's subsidiaries. The Company can use the credit facility to finance acquisitions (including the refinancing of indebtedness of acquired companies), working capital and general corporate purposes. Loans made under the credit facility bear interest at a rate, at the Company's option, based on either a Eurodollar rate or the bank's prime rate. The credit facility, which terminates on December 31, 2001, (i) generally prohibits the Company from paying dividends and other distributions, (ii) generally does not permit the Company to incur or assume other indebtedness, and (iii) requires the Company to comply with certain financial covenants. As of September 10, 1999, $5.0 million was outstanding under the credit facility. The Company expects to pay $32.9 million as additional contingent consideration to certain former stockholders of the acquired businesses through borrowings under the revolving credit arrangement in the first quarter of fiscal 2000.

     In February 1999, the Company completed a public offering of 3,022,750 shares of Common Stock, from which the Company received net proceeds of approximately $54.4 million. Of this amount, $22.4 million was used to repay outstanding indebtedness under the credit facility, $24.5 million was used for acquisitions, $6.3 million was used to repay indebtedness of an acquired company and $1.2 million was used for the Company's working capital needs. The Company anticipates that its cash flow from operations and borrowings under the credit facility will provide cash sufficient to satisfy the Company's future acquisitions, working capital needs, debt service requirements and planned capital expenditures for the next 12 months.

     The Company has two effective shelf registration statements on Form S-4. Each registration statement relates to the issuance of up to 3,000,000 shares of Common Stock in connection with acquisitions. Under these registration statements, 3,178,047 shares have been issued through June 30, 1999. The remaining shares are expected to be issued to satisfy contingent consideration and to fund future acquisitions.

     The Company intends to pursue acquisition opportunities from time to time. The timing, size or success of any acquisition and the associated potential capital commitments are unpredictable. The Company expects to fund future acquisitions through the issuance of shares of Common Stock, borrowings, including use of amounts available under its revolving credit arrangement, and cash flow from operations. To the extent the Company funds a significant portion of the consideration for future acquisitions with cash, it may have to increase the amount of the revolving credit arrangement or obtain other sources of financing.

YEAR 2000

     The Company uses information technology ("IT") systems, such as applications used in client order processing, inventory management, financial business systems and various administrative functions (primarily "off-the-shelf" applications), and non-IT systems, such as voice and data communications systems and elevator and climate control systems, in its internal operations. In addition, the Company delivers several of its products on technology-based platforms, such as CD-ROM, intranets and the Internet.

     Management has completed the assessment of the Company's internal IT and non-IT systems and products that it delivers on technology-based platforms. The assessment indicated the need to replace some personal computers and to upgrade two phone switches. The Company believes that the products that it delivers on technology-based platforms do not contain internal factors that would result in the products being non-compliant and that the ability of these products to function correctly throughout the millennium change will principally be dependent on the compliance of the host platforms, which are beyond the Company's control.

     To date, the Company has incurred approximately $80,000 to remediate Year 2000 issues by upgrading or replacing systems identified as non-compliant as a result of the Company's Year 2000 assessment. As of June 30, 1999, the Company has completed its assessment and remediation of Year 2000 issues.

     To the extent that the source code of internal IT and non-IT systems and products delivered on technology-based platforms may be deficient with respect to Year 2000 issues despite the Company's assessment and remediation efforts to date, the failure to make any required modifications in order to make the systems and products Year 2000 compliant could have a material adverse effect on the Company's business. In addition, while PROVANT considers a company's Year 2000 compliance when considering acquisitions, Year 2000 issues may nonetheless arise after an acquisition is completed.

     The Company derives a substantial amount of its revenues from services and products delivered to entities affiliated with the federal government. The two government agencies responsible for funding disbursements have not publicly announced the status of their Year 2000 compliance efforts but have indicated that such a public announcement will be made in September 1999. Failure by government entities to make their respective computer software programs and operating systems Year 2000 compliant could have a material adverse effect on the Company's business.

     The Company has not yet completed its evaluation of its vendors' contingency planning with respect to their potential Year 2000 deficiencies. The Company is also in the process of developing a contingency plan in an effort to address disruptions to its operations that may result from the Year 2000 issue.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which requires that all derivative instruments be recorded on the balance sheet at their fair values. Changes in the fair value of derivatives are recorded in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company will adopt SFAS No. 133 in the first quarter of the Company's fiscal year ending June 30, 2001, pursuant to SFAS No. 137, which delayed the implementation date. The Company anticipates that the adoption of SFAS No. 133 will not have a material effect on its financial condition or results of operations.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, issued Statement of Position (SOP) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, which requires the capitalization of certain internal costs related to the implementation of computer software developed or obtained for internal use. The Company has adopted this standard in fiscal 1999. The adoption of SOP 98-1 did not have a material impact on the Company's financial condition or results of operations.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities, which requires the costs of start-up activities and organization costs to be expensed as incurred. The Company has adopted this standard in fiscal 1999. The adoption of SOP 98-5 did not have a material impact on the Company's financial condition or results of operations.

RESULTS OF OPERATIONS -- STAR MOUNTAIN

     Star Mountain provides customized work skills training, primarily to federal, state and local government agencies. Star Mountain delivers its courseware to clients in a variety of formats (including written materials and interactive multimedia software), but typically does not directly train its clients. Star Mountain's revenue is derived primarily from fees received from the provision of training services as a contractor or subcontractor under government contracts.

     The following table sets forth certain selected financial data for Star Mountain on a historical basis and as a percentage of revenue for the periods indicated. For all periods presented below, selling, general and administrative expenses include amounts classified as "Other, net" in Star Mountain's historical financial statements.

                                             YEAR ENDED DECEMBER 31,             PERIOD FROM
                                       ------------------------------------    JANUARY 1, 1998
       (DOLLARS IN THOUSANDS)                1996                1997           TO MAY 4, 1998
       ----------------------          ----------------    ----------------    ----------------
Revenue..............................  $16,313    100.0%   $23,775    100.0%   $11,052    100.0%
Cost of revenue......................    9,457     58.0     14,504     61.0      6,109     55.3
                                       -------    -----    -------    -----    -------    -----
Gross profit.........................    6,856     42.0      9,271     39.0      4,943     44.7
Selling, general and administrative
  expenses...........................    5,815     35.6      7,897     33.2      3,682     33.3
                                       -------    -----    -------    -----    -------    -----
Income from operations...............  $ 1,041      6.4%   $ 1,374      5.8%   $ 1,261     11.4%
                                       =======    =====    =======    =====    =======    =====
Compensation differential............  $   304      1.9%   $   180      0.8%   $    28      0.3%

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

     Cost of Revenue. Cost of revenue was $6.1 million in the 1998 Period. As a percentage of revenue, cost of revenue was 55.3%. These costs consist primarily of: (i) salaries and benefits for Star Mountain's instructors, consultants and course designers and costs of independent contractors; and (ii) the cost of developing, designing and producing training courses and materials, including material costs.

     Gross Profit. Gross profit was $4.9 million in the 1998 Period. As a percentage of revenue, gross profit was 44.7%.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.7 million in the 1998 Period. As a percentage of revenue, selling, general and administrative expenses were 33.3%. These costs consist primarily of salaries, benefits and bonuses for Star Mountain's corporate, sales, marketing and administrative personnel, and marketing and advertising expenses for Star Mountain's services and products.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.1 million, or 35.8%, from $5.8 million in 1996 to $7.9 million in 1997. The owners and key employees of Star Mountain agreed in the Combination to certain adjustments in their annual historical salaries, bonuses and benefits. The difference between the base salaries of the owners and key employees immediately after the Combination and their salaries, bonuses and benefits during a comparable period is referred to as the "Compensation Differential." Excluding the Compensation Differential of approximately $304,000 and approximately $180,000 attributable to Star Mountain in 1996 and 1997, respectively, selling, general and administrative expenses would have increased $2.2 million, or 40.0%, from $5.5 million in 1996 to $7.7 million in 1997. As a percentage of revenue, selling, general and administrative expenses would have decreased on an adjusted basis from 33.8% in 1996 to 32.5% in 1997, primarily due to Star Mountain's larger revenue base.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company invests its cash in money market instruments. These investments are denominated in U.S. dollars. Due to the conservative nature of these instruments, the Company does not believe that it has a material exposure to interest rate or market risk. The investment portfolio is used to preserve the Company's capital until it is required to fund operations or acquisitions. None of these instruments are held for trading purposes. The Company does not own derivative financial instruments.

     The Company is exposed to interest rate risk in the ordinary course of business. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings or cash flow. A one percentage increase in interest rates would have an immaterial impact on the fair market value of the Company's debt and future earnings or cash flow.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
PROVANT, INC. AND SUBSIDIARIES:
  Independent Auditors' Report..............................        20
  Consolidated Balance Sheets...............................        21
  Consolidated Statements of Operations.....................        22
  Consolidated Statements of Stockholders' Equity...........        23
  Consolidated Statements of Cash Flows.....................        24
  Notes to Consolidated Financial Statements................        25
  Quarterly Results (Unaudited).............................        42
STAR MOUNTAIN, INC. AND SUBSIDIARIES:
  Independent Auditors' Reports.............................        43
  Consolidated Balance Sheets...............................        45
  Consolidated Statements of Operations.....................        46
  Consolidated Statements of Stockholders' Equity...........        47
  Consolidated Statements of Cash Flows.....................        48
  Notes to Consolidated Financial Statements................        50

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders,
PROVANT, Inc.:

     We have audited the accompanying consolidated balance sheets of PROVANT, Inc. and subsidiaries, as of June 30, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from November 16, 1996 (date of inception) to June 30, 1997 and for the years ended June 30, 1998 and 1999. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in Item 14(a)2 of this report. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PROVANT, Inc. and subsidiaries as of June 30, 1998 and 1999 and the results of their operations and their cash flows for the period from November 16, 1996 (date of inception) to June 30, 1997 and for the years ended June 30, 1998 and 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Boston, Massachusetts
August 10, 1999

                         PROVANT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   JUNE 30,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                           ASSETS
Current assets:
     Cash and cash equivalents..............................  $  6,394   $  2,216
     Accounts receivable, net of allowance for doubtful
      accounts of $740 and $692, respectively...............    12,221     28,455
     Contract receivables...................................     7,295      6,103
     Inventory..............................................       177      4,470
     Deferred taxes.........................................     2,127      2,791
     Costs and estimated earnings in excess of billings.....       696      3,892
     Prepaid expenses and other current assets..............     1,182      2,958
                                                              --------   --------
          Total current assets..............................    30,092     50,885
Property and equipment, net.................................     2,548      7,244
Other assets................................................       776      3,029
Goodwill, net...............................................    52,942    223,479
                                                              --------   --------
          Total assets......................................  $ 86,358   $284,637
                                                              ========   ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................................  $  3,346   $  8,039
     Accrued expenses.......................................     7,361     16,183
     Accrued compensation...................................     2,928      6,255
     Billings in excess of costs and estimated earnings.....     2,896      2,449
     Deferred revenue.......................................       669      1,480
     Income taxes payable...................................     1,252      2,442
     Current portion of long term debt......................       533      1,477
                                                              --------   --------
          Total current liabilities.........................    18,985     38,325
Accrued contingent consideration............................        --     32,863
Long term debt, net of current portion......................       874      9,242
                                                              --------   --------
          Total liabilities.................................    19,859     80,430
Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares
      authorized, none issued and outstanding...............        --         --
     Common stock, $.01 par value; 40,000,000 shares
      authorized; 9,795,558 and 17,157,607 shares issued and
      outstanding at June 30, 1998 and 1999, respectively...        98        171
     Additional paid-in capital.............................    69,462    178,505
     Common stock issuable as contingent consideration......        --     18,881
     Retained earnings (deficit)............................    (3,061)     6,650
                                                              --------   --------
          Total stockholders' equity........................    66,499    204,207
                                                              --------   --------
Total liabilities and stockholders' equity..................  $ 86,358   $284,637
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                         PROVANT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        PERIOD FROM
                                                     NOVEMBER 16, 1996        YEAR ENDED JUNE 30,
                                                    (DATE OF INCEPTION)    -------------------------
                                                     TO JUNE 30, 1997         1998          1999
                                                    -------------------    ----------    -----------
Total revenue.....................................      $       --         $   14,189    $   138,676
Cost of revenue...................................              --              6,374         57,782
                                                        ----------         ----------    -----------
     Gross profit.................................              --              7,815         80,894
Selling, general and administrative expenses......             149             10,447         60,172
Goodwill amortization.............................              --                245          2,622
                                                        ----------         ----------    -----------
     Income (loss) from operations................            (149)            (2,877)        18,100
Interest expense, net.............................              --                220            165
                                                        ----------         ----------    -----------
     Income (loss) before income taxes............            (149)            (3,097)        17,935
Income tax expense (benefit)......................              --               (203)         8,224
                                                        ----------         ----------    -----------
     Net income (loss)............................      $     (149)        $   (2,894)   $     9,711
                                                        ==========         ==========    ===========
Earnings (loss) per common share:
     Basic........................................      $    (0.08)        $    (0.67)   $      0.74
                                                        ==========         ==========    ===========
     Diluted......................................      $    (0.08)        $    (0.67)   $      0.68
                                                        ==========         ==========    ===========
Weighted average common shares outstanding:
     Basic........................................       1,950,520          4,350,169     13,207,859
     Diluted......................................       1,950,520          4,350,169     14,283,087

          See accompanying notes to consolidated financial statements.

                         PROVANT, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                       COMMON STOCK
                                      COMMON STOCK       ADDITIONAL      ISSUABLE       RETAINED
                                   -------------------    PAID-IN      AS CONTINGENT    EARNINGS
                                     SHARES     AMOUNT    CAPITAL      CONSIDERATION    (DEFICIT)    TOTAL
                                   ----------   ------   ----------   ---------------   ---------   --------
Initial capitalization...........   1,950,520    $ 20     $     --        $    --        $   (18)   $      2
Net loss.........................          --      --           --             --           (149)       (149)
                                   ----------    ----     --------        -------        -------    --------
Balance at June 30, 1997.........   1,950,520      20           --             --           (167)       (147)

Issuance of stock:
  Issuance of management
     shares......................   1,395,697      13          473             --             --         486
  Acquisition of founding
     companies...................   3,459,341      35       35,942             --             --      35,977
  Issuance of shares sold in
     initial public offering.....   2,990,000      30       32,625             --             --      32,655
Issuance of stock options and
  warrants.......................          --      --          422             --             --         422
Net loss.........................          --      --           --             --         (2,894)     (2,894)
                                   ----------    ----     --------        -------        -------    --------
Balance at June 30, 1998.........   9,795,558      98       69,462             --         (3,061)     66,499

Issuance of stock:
  Issuance of shares for
     acquisitions................   3,378,047      34       44,439             --             --      44,473
  Issuance of shares for
     contingent consideration....     901,115       9        9,363             --             --       9,372
  Issuance of shares sold in
     public offering.............   3,022,750      30       54,402             --             --      54,432
  Issuance of shares under
     employee stock purchase
     plan........................      52,636      --          755             --             --         755
  Exercise of stock options and
     grant of stock award........       7,501      --           84             --             --          84
Common Stock issuable as
  contingent consideration.......          --      --           --         18,881             --      18,881
Net income.......................          --      --           --             --          9,711       9,711
                                   ----------    ----     --------        -------        -------    --------
Balance at June 30, 1999.........  17,157,607    $171     $178,505        $18,881        $ 6,650    $204,207
                                   ==========    ====     ========        =======        =======    ========

          See accompanying notes to consolidated financial statements.

                         PROVANT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               PERIOD FROM
                                                            NOVEMBER 16, 1996    YEAR ENDED JUNE 30,
                                                           (DATE OF INCEPTION)   -------------------
                                                            TO JUNE 30, 1997      1998        1999
                                                           -------------------   -------    --------
Cash flows from operating activities:
  Net income (loss)......................................         $(149)         $(2,894)   $  9,711
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization.......................            --              467       4,520
     Allowance for doubtful accounts.....................            --              135         (48)
     Charges related to issuance of common stock,
       warrants and stock options........................            --              908          --
     Changes in operating assets and liabilities:
       Accounts receivable...............................            --           (1,731)       (171)
       Contract receivables..............................            --             (581)      1,192
       Inventory.........................................            --               --        (949)
       Deferred taxes....................................            --           (1,191)       (751)
       Due from stockholders.............................            --              600          --
       Costs and estimated earnings in excess of
          billings.......................................            --             (244)     (1,651)
       Prepaid expenses and other current assets.........            --             (154)     (2,770)
       Other assets......................................            --              110      (1,783)
       Accounts payable and accrued expenses.............            --            1,636      (1,006)
       Accrued compensation..............................            --              (91)     (1,081)
       Billings in excess of costs and estimated
          earnings.......................................            --            1,119        (698)
       Deferred revenue..................................            --              228      (1,642)
       Income taxes payable..............................            --              970        (531)
                                                                  -----          -------    --------
          Total adjustments..............................            --            2,181      (7,369)
                                                                  -----          -------    --------
          Net cash provided by (used in) operating
            activities...................................          (149)            (713)      2,342
                                                                  -----          -------    --------
Cash flows from investing activities:
     Acquisitions of businesses, net of cash acquired....            --          (19,302)    (52,856)
     Proceeds from sale of property, plant and
       equipment.........................................            --               --         214
     Additions to property and equipment.................          (150)            (177)     (3,156)
                                                                  -----          -------    --------
       Net cash used in investing activities.............          (150)         (19,479)    (55,798)
                                                                  -----          -------    --------
Cash flows from financing activities:
     Issuance of common stock............................             2           32,655      55,270
     Increase (decrease) in notes payable to
       stockholders......................................           298             (298)         --
     Borrowings of long-term debt........................            --               --      28,200
     Repayment of long-term debt.........................            --           (5,772)    (34,192)
                                                                  -----          -------    --------
       Net cash provided by financing activities.........           300           26,585      49,278
                                                                  -----          -------    --------
Net increase (decrease) in cash and cash equivalents.....             1            6,393      (4,178)
Cash and cash equivalents, beginning of period...........            --                1       6,394
                                                                  -----          -------    --------
Cash and cash equivalents, end of period.................         $   1          $ 6,394    $  2,216
                                                                  =====          =======    ========

          See accompanying notes to consolidated financial statements.

                         PROVANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS AND ORGANIZATION

     PROVANT, Inc., a Delaware corporation (collectively with its subsidiaries, "PROVANT" or the "Company"), provides a broad range of performance improvement training services and products to Fortune 1000 companies, other large and medium-sized corporations and government entities. The Company is a leading single source provider of high-quality performance improvement training services and products that are distributed through multiple delivery methods.

     On May 4, 1998, PROVANT completed the initial public offering (the "IPO") of its common stock (the "Common Stock") and simultaneously acquired in separate merger transactions seven companies engaged in providing performance improvement training services and products (collectively referred to as the "Founding Companies"). Since the completion of the IPO, the Company has acquired in separate transactions 11 additional businesses engaged in providing performance improvement training services and products (collectively such companies are referred to with the Founding Companies as the "Operating Companies"). The Company provides services nationally, and has offices in 26 states and one in Canada.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     For financial statement purposes, PROVANT has been identified as the accounting acquiror in all of its acquisitions. Accordingly, the consolidated financial statements include the accounts of PROVANT since its date of inception, November 16, 1996, and the accounts of the Operating Companies since their respective dates of acquisition. The acquisitions of the Operating Companies were accounted for using the purchase method of accounting. The allocations of the purchase prices to the assets acquired and liabilities assumed of certain of the companies acquired in 1999 have been recorded based on preliminary estimates of fair value and may be changed as additional information becomes available.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of PROVANT, its wholly-owned subsidiaries and a subsidiary in which a controlling interest is held. All significant inter-company accounts and transactions have been eliminated.

  Revenue Recognition

     The Company recognizes revenue when services are performed and products are delivered. A significant portion of the Company's revenue results from services performed under long-term contracts. The majority of the Company's long-term contracts are fixed-price contracts. Revenue on fixed price contracts is recognized using the percentage of completion method based on costs incurred in relation to total estimated costs. Revenue on time-and-materials contracts is recognized to the extent of fixed billable rates for hours delivered plus reimbursable costs. Revenue on cost-plus-fee contracts is recognized based on reimbursable costs incurred plus estimated fees earned thereon. Deferred revenue is recognized for payments received prior to services being performed. The asset "costs and estimated earnings in excess of billings" represents revenues recognized in excess of amounts billed. The liability "billings in excess of costs and estimated earnings" represents billings in excess of revenues recognized. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

  Cash Flow Information

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                         PROVANT, INC. AND SUBSIDIARIES

     Cash paid for interest in fiscal 1997, 1998 and 1999 was nil, $118,000 and $345,000, respectively. Cash paid for taxes in fiscal 1997, 1998 and 1999 was nil, $14,000 and $8,744,000, respectively.

     The Company recorded the following non-cash transactions during fiscal 1998 and 1999 (Dollars in thousands):

                                                         YEAR ENDED JUNE 30,
                                                         --------------------
                                                           1998        1999
                                                         --------    --------
Discount on indebtedness associated with issuance of
  stock warrants.......................................  $    221    $     --
Compensation expense in connection with sales of
  Company stock........................................  $    485    $     --
Compensation expense in connection with stock options
  granted to consultants to the Company................  $    201    $     --

     The following is a reconciliation of net cash paid for acquisitions during fiscal 1998 and 1999 (Dollars in thousands):

                                                         YEAR ENDED JUNE 30,
                                                         --------------------
                                                           1998        1999
                                                         --------    --------
Fair value of assets acquired..........................  $ 82,386    $197,131
Liabilities assumed....................................   (21,954)    (26,661)
Additional purchase price payable or issuable..........      (755)    (51,744)
Notes payable issued...................................        --      (7,298)
Fair value of Common Stock consideration issued........   (35,977)    (53,845)
                                                         --------    --------
Cash paid..............................................    23,700      57,583
Less cash acquired.....................................    (4,398)     (4,727)
                                                         --------    --------
     Net cash paid for acquisitions....................  $ 19,302    $ 52,856
                                                         ========    ========

  Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments including cash and cash equivalents, accounts receivable, contract receivables, accounts payable, accrued expenses and accrued contingent consideration approximate fair value due to the short term nature of these instruments. The carrying value of the long term debt approximates fair value based on current rates available to the Company for debt of similar maturity and terms.

  Inventories

     Film cost inventory is stated at the lower of cost or net realizable value. Amortization of film cost inventories is computed primarily by the individual-film-forecast method, which provides for amortization of film costs in the ratio that current gross revenues bear to estimated gross revenues over the life of the film. Estimates of anticipated gross revenues are reviewed periodically and revised when necessary to reflect more current information. Unamortized film costs are compared with net realizable value each reporting period on a film-by-film basis. If estimated future gross revenues from a film are not sufficient to recover the unamortized film costs, the unamortized film costs are written down to net realizable value. It is reasonably possible that the Company's estimates of anticipated future gross revenues and the recoverability of the remaining estimated unamortized film cost, or both, could be sensitive to change in the near term based upon changes in future market conditions.

     Other inventories are stated at the lower of average cost or market.

                         PROVANT, INC. AND SUBSIDIARIES

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

     Recoverability of goodwill and other intangible assets is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the acquired company. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

  Concentrations of Credit Risk

     The Company provides services to customers located in a broad range of geographical regions. The Company's credit risk primarily consists of receivables from a variety of customers including U.S. Government entities and commercial and industrial companies. The Company reviews its accounts receivable and provides allowances as deemed necessary.

     The Company's sales to U.S. Government entities accounted for approximately 23% and 12% of the Company's total revenue in fiscal 1998 and 1999, respectively. The Company had contract receivables from U.S. Government entities of approximately $7.3 million and $6.1 million as of June 30, 1998 and 1999, respectively.

  Income Taxes

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

  Accounting for Stock-Based Compensation

     The Company applies Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, compensation expense is recorded for options issued to employees in fixed amounts to the extent that the fixed exercise prices are less than the fair market value of the Company's Common Stock at the date of grant. The Company

                         PROVANT, INC. AND SUBSIDIARIES
follows the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

  Earnings (Loss) Per Common Share

     Basic earnings (loss) per common share is computed by dividing income
(loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period and shares issuable as contingent consideration when the effect is dilutive. Common equivalent shares result from the assumed conversion of convertible notes payable and the assumed exercise of outstanding stock options or warrants, the proceeds of which are then assumed to repurchase outstanding stock using the treasury stock method. The shares to be issued as contingent consideration are included as outstanding in the calculation of diluted weighted average shares when the related performance criteria has been met and the number of shares can be determined. Common equivalent shares and shares issuable as contingent consideration are not included in the diluted earnings (loss) per common share calculation if their effect would be anti-dilutive.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of revenues, expenses, assets, liabilities and contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

  Reclassifications

     Certain prior year amounts have been reclassifed to conform to the current year presentation.

(3) BUSINESS COMBINATIONS

     Concurrently with the completion of its IPO on May 4, 1998, PROVANT acquired the Founding Companies. Since the completion of the IPO, the Company has acquired in separate transactions 11 additional businesses engaged in providing performance improvement training services and products (collectively such companies are referred to as the "Subsequent Acquisitions"). The acquisition of each of the Founding Companies and Subsequent Acquisitions was accounted for using the "purchase" method of accounting. Accordingly, the results of operations for the acquired businesses have been included since their respective dates of acquisition. The purchase agreements between PROVANT and all but one of the acquired companies provide for the payment of additional, contingent consideration (the "Contingent Consideration") based upon the future performance of these businesses. For accounting purposes, any Contingent Consideration paid in these acquisitions is treated as additional purchase price. (See Note 11)

     The aggregate purchase price for the Founding Companies was $104.8 million, consisting of $24.3 million in cash and 3,459,341 shares of Common Stock valued at $36.0 million issued as initial consideration, and $25.2 million in cash accrued at June 30, 1999 and Common Stock valued at $19.3 million issued or issuable as Contingent Consideration.

     The aggregate purchase price paid to date for the Subsequent Acquisitions was $126.0 million, consisting of $57.6 million in cash, $7.3 million of convertible notes payable and 3,378,047 shares of Common Stock valued at $44.5 million as initial consideration and $7.7 million in cash and Common Stock valued at $8.9 million accrued at June 30, 1999 as Contingent Consideration.

                         PROVANT, INC. AND SUBSIDIARIES

     The consolidated balance sheet as of June 30, 1999 includes allocations of the respective purchase prices of the Founding Companies and Subsequent Acquisitions to the assets acquired and liabilities assumed based on estimates of fair value. The allocations for certain of the Subsequent Acquisitions were based on preliminary estimates of fair value and are subject to final adjustment. The allocations resulted in $53.2 million and $173.2 million of goodwill recorded during fiscal 1998 and 1999, respectively, which represents the excess of purchase price over the estimated fair value of the net assets acquired. In conjunction with these acquisitions, goodwill was determined as follows (Dollars in thousands):

                                                                 YEAR ENDED JUNE 30,
                                                              --------------------------
                                                                 1998           1999
                                                              -----------    -----------
Cash paid, net of cash acquired.............................   $ 19,302         52,856
Additional purchase price payable or issuable...............        755         51,744
Fair value of Common Stock consideration issued.............     35,977         53,845
Notes payable issued........................................         --          7,298
Liabilities assumed.........................................     21,954         26,661
Less fair value of tangible assets acquired, net of cash
  acquired..................................................    (24,801)       (19,245)
                                                               --------       --------
Goodwill....................................................   $ 53,187       $173,159
                                                               ========       ========

     The unaudited pro forma combined financial data presented below consists of the income statement data presented in these consolidated financial statements plus income statement data for the Operating Companies as if they were acquired effective July 1, 1997 (Dollars in thousands, except per share data):

                                                                 YEAR ENDED JUNE 30,
                                                              --------------------------
                                                                 1998           1999
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Revenue.....................................................   $149,038       $181,999
Net income..................................................      5,554         12,922
Earnings per common share:
     Basic..................................................   $   0.39       $   0.84
     Diluted................................................   $   0.38       $   0.80

     The unaudited pro forma combined financial data gives effect to (i) the acquisition of the Operating Companies, (ii) the consummation of the IPO and the application of the net proceeds therefrom, (iii) the elimination of a non-recurring fee of $750,000 in the year ended June 30, 1998 for information related to the training industry, (iv) acquisitions completed by one of the Founding Companies, (v) the elimination of non-cash compensation expense totaling $686,000 for the year ended June 30, 1998 related to the issuance of Common Stock and stock options to officers of and consultants to the Company,
(vi) a provision for income tax for the Operating Companies that were taxed as S corporations during the relevant periods, (vii) the elimination of non-recurring legal and accounting fees related to the acquisition of the Operating Companies, and (viii) the compensation differential. The compensation differential represents pro forma adjustments to salary, bonuses and benefits paid to certain owners of the Operating Companies to certain levels to which they have agreed prospectively.

     The unaudited pro forma combined results presented above are not necessarily indicative of actual results which might have occurred had the operations and management teams of PROVANT and the Operating Companies been combined at the beginning of the periods presented.

                         PROVANT, INC. AND SUBSIDIARIES

(4) BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per common share for fiscal 1997, 1998, and 1999 (Dollars in thousands except per share data):

                                                           PERIOD FROM
                                                        NOVEMBER 16, 1996       YEAR ENDED JUNE 30,
                                                       (DATE OF INCEPTION)    ------------------------
                                                         TO JUNE 30, 1997        1998         1999
                                                       --------------------   ----------   -----------
     Numerator:
       Basic net income (loss).......................       $     (149)       $   (2,894)  $     9,711
       Interest expense on convertible notes
          payable....................................               --                --            19
                                                            ----------        ----------   -----------
       Diluted net income (loss).....................       $     (149)       $   (2,894)  $     9,730
                                                            ==========        ==========   ===========
     Denominator:
       Basic weighted average common shares
          outstanding................................        1,950,520         4,350,169    13,207,859
       Effect of dilutive securities: stock options,
          warrants and convertible notes payable.....               --                --       300,209
       Effect of securities under contingent
          consideration arrangements.................               --                --       775,019
                                                            ----------        ----------   -----------
       Diluted weighted average common shares
          outstanding................................        1,950,520         4,350,169    14,283,087
                                                            ==========        ==========   ===========
       Basic earning (loss) per common share.........       $    (0.08)       $    (0.67)  $      0.74
                                                            ==========        ==========   ===========
       Diluted earnings (loss) per common share......       $    (0.08)       $    (0.67)  $      0.68
                                                            ==========        ==========   ===========

     The shares to be issued as Contingent Consideration are included as outstanding in the calculation of diluted weighted average common shares when the related performance criteria has been met, the number of shares can be determined, and the effect on basic earnings per common share is dilutive. (See
Note 11)

     The following securities that could potentially dilute future basic earnings per common share were not included in the computations of diluted earnings per common share because to do so would have been anti-dilutive:

                                                                  PERIOD FROM
                                                               NOVEMBER 16, 1996       YEAR ENDED JUNE 30,
                                                              (DATE OF INCEPTION)    -----------------------
                                                                TO JUNE 30, 1997        1998         1999
                                                              --------------------   ----------   ----------
     Stock options..........................................               --            42,942       66,152
     Warrants...............................................               --            18,400           --
                                                                   ----------        ----------   ----------
     Total..................................................               --            61,342       66,152
                                                                   ==========        ==========   ==========

                         PROVANT, INC. AND SUBSIDIARIES

(5) CONTRACT ACCOUNTING

     Contract receivables are summarized as follows (Dollars in thousands):

                                                                    JUNE 30,
                                                              ---------------------
                                                                1998        1999
                                                              --------    ---------
U.S. Government customers:
Amounts due currently -- prime contractor...................  $  5,353    $   4,568
Amounts due currently -- subcontractor......................       589          928
Recoverable costs and accrued profit on progress
  completed -- not billed...................................     1,317          481
Retainage...................................................        36          126
                                                              --------    ---------
Total.......................................................  $  7,295    $   6,103
                                                              ========    =========

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

     Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings are summarized as follows (Dollars in thousands):

                                                                    JUNE 30,
                                                              ---------------------
                                                                1998        1999
                                                              --------    ---------
Costs incurred and estimated earnings on uncompleted
  contracts.................................................  $ 38,215    $ 110,631
Less: billings to date......................................   (40,415)    (109,188)
                                                              --------    ---------
                                                              $ (2,200)   $   1,443
                                                              ========    =========
Included in the accompanying balance sheets under the
  following captions:
  Costs and estimated earnings in excess of billings........  $    696    $   3,892
                                                              ========    =========
  Billings in excess of costs and estimated earnings........  $ (2,896)   $  (2,449)
                                                              ========    =========

(6) INVENTORIES

     Inventories consist of the following (Dollars in thousands):

                                                                    JUNE 30,
                                                              ---------------------
                                                                1998        1999
                                                              --------    ---------
Released film costs.........................................  $     --    $   8,352
Accumulated amortization on released film costs.............        --       (4,869)
Film in progress............................................        --           21
Other inventory.............................................       177          966
                                                              --------    ---------
Total inventory.............................................  $    177    $   4,470
                                                              ========    =========

                         PROVANT, INC. AND SUBSIDIARIES

(7) NON-CURRENT ASSETS

     Property and equipment consist of the following (Dollars in thousands):

                                                                                 JUNE 30,
                                                                              ---------------
                                                              USEFUL LIFE      1998     1999
                                                              ------------    ------   ------
Equipment...................................................  3 - 7 years     $  322   $6,517
Furniture and fixtures......................................  3 - 7 years      2,290    2,104
Leasehold improvements......................................  3 - 7 years        160      743
                                                                              ------   ------
Property and equipment......................................                   2,772    9,364
Less accumulated depreciation and amortization..............                    (224)  (2,120)
                                                                              ------   ------
Property and equipment, net.................................                  $2,548   $7,244
                                                                              ======   ======

     Depreciation expense was nil, $224,000 and $1,898,000 for fiscal 1997, 1998 and 1999, respectively.

     Goodwill amortization expense was nil, $245,000 and $2,622,000 for fiscal 1997, 1998 and 1999, respectively. Accumulated amortization was $245,000 and $2,867,000 as of June 30, 1998 and 1999, respectively.

(8) ACCRUED EXPENSES

     Accrued expenses consist of the following (Dollars in thousands):

                                                                  JUNE 30,
                                                              ----------------
                                                               1998     1999
                                                              ------   -------
Accrued lease abandonment costs.............................  $1,160   $   792
Accrued taxes...............................................      --     5,603
Other accrued liabilities...................................   6,201     9,788
                                                              ------   -------
Total.......................................................  $7,361   $16,183
                                                              ======   =======

(9) DEBT AND CREDIT ARRANGEMENTS

     Borrowings are summarized as follows (Dollars in thousands):

                                                                  JUNE 30,
                                                              ----------------
                                                               1998     1999
                                                              ------   -------
Notes payable to former stockholders........................  $1,376   $ 2,613
Convertible notes payable...................................      --     6,328
Revolving credit arrangement................................      --     1,500
Capital lease obligations...................................      31       278
                                                              ------   -------
                                                              $1,407   $10,719
Less current portion of debt and capital lease
  obligations...............................................    (533)   (1,477)
                                                              ------   -------
Long-term debt and capital lease obligations................  $  874   $ 9,242
                                                              ======   =======

  Notes Payable to Former Stockholders

     Notes payable to former stockholders consists of amounts due to former stockholders of the Operating Companies. These notes mature through June 2009 and bear interest at rates ranging from 7.0% to 8.75%.

                         PROVANT, INC. AND SUBSIDIARIES

  Convertible Notes Payable

     In connection with an acquisition, the Company issued an aggregate of $7,132,000 of convertible non-interest bearing promissory notes ("promissory notes"). The promissory notes are convertible at the election of the holders after June 4, 2000 at the conversion price of $16.125 per share into an aggregate of 442,295 shares of Common Stock. The promissory notes were recorded at $6,328,000, the net present value, based on an imputed interest rate of 6%.

  Revolving Credit Arrangement

     The Company has entered into a revolving credit facility with Fleet National Bank (as agent). The facility provides the Company with a revolving line of credit of up to $75.0 million, guaranteed by all of the Company's subsidiaries and secured by a pledge of the capital stock of certain of the Company's subsidiaries. The credit facility may be used for refinancing of existing indebtedness, acquisitions, working capital and general corporate purposes. Loans made under the credit facility bear interest, at the Company's option, at a rate based on either a Eurodollar rate or the bank's prime rate. In addition, a commitment fee is payable on the unused portion of the revolving line of credit at a rate of between 0.25% and 0.45% depending on the ratio of the Company's consolidated total funded debt to consolidated earnings before interest, taxes, depreciation and amortization. The credit facility will terminate on December 31, 2001 and all amounts outstanding thereunder (if any) will be due at such time. The credit facility (i) generally prohibits the payment of dividends and other distributions by the Company, (ii) generally does not permit the Company to incur or assume other indebtedness, and (iii) requires the Company to comply with certain financial covenants. The weighted average interest rate on short-term borrowings under the credit facility was 6.48% for the year ended June 30, 1999.

     At June 30, 1999, future minimum payments on debt and capital lease obligations were as follows (Dollars in thousands):

                                                                        CAPITAL
                    YEAR ENDING JUNE 30,                       DEBT      LEASES
                    --------------------                      -------   --------
  2000......................................................  $ 1,296   $   202
  2001......................................................    3,177        73
  2002......................................................    5,449        17
  2003......................................................       --        17
  2004......................................................       --        --
  After 2004................................................      519        --
                                                              -------   -------
                                                               10,441       309
Less: amounts representing interest.........................       --       (31)
                                                              -------   -------
Total.......................................................  $10,441   $   278
                                                              =======   =======

  Accrued Contingent Consideration

     The Company has accrued $32.9 million of Contingent Consideration to be paid in cash to the former stockholders of certain acquired businesses. (See
Note 11.) The accrued Contingent Consideration will be paid in the first quarter of fiscal 2000 using borrowings under the Company's credit facility.

                         PROVANT, INC. AND SUBSIDIARIES

(10)  INCOME TAXES

     The income tax expense (benefit) consists of (Dollars in thousands):

                                                              YEAR ENDED JUNE 30,
                                                              --------------------
                                                                1998       1999
                                                              --------   ---------
Current:
  Federal...................................................  $   540     $ 7,260
  State.....................................................      158       1,679
                                                              -------     -------
          Total current.....................................      698       8,939
                                                              -------     -------
Deferred:
  Federal...................................................     (860)       (659)
  State.....................................................      (41)        (56)
                                                              -------     -------
          Total deferred....................................     (901)       (715)
                                                              -------     -------
          Income tax expense (benefit)......................  $  (203)    $ 8,224
                                                              =======     =======

     The income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income as a result of the following (Dollars in thousands):

                                                              YEAR ENDED JUNE
                                                                    30,
                                                              ----------------
                                                               1998      1999
                                                              -------   ------
Income tax expense (benefit) at the statutory rate..........  $(1,084)  $6,278
Increase in income tax expense or decrease in income tax
  benefit resulting from:
  Reduction of valuation allowance due to interaction of
     acquiror and acquired companies tax positions..........      659       --
  Amortization of goodwill..................................       79      822
  State income taxes, net of federal income tax benefit.....       75    1,055
  Other, net................................................       68       69
                                                              -------   ------
Income tax expense (benefit) at effective tax rate..........  $  (203)  $8,224
                                                              =======   ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (Dollars in thousands):

                                                                 JUNE 30,
                                                              ---------------
                                                               1998     1999
                                                              ------   ------
Deferred tax assets:
  Accrued liabilities.......................................  $2,794   $3,822
  Allowance for doubtful accounts...........................     217      562
  Start-up costs capitalized for tax purposes...............     735      957
  Intangibles...............................................      --       85
  Abandoned lease reserves..................................      --      538
  Film inventory............................................      --      147
  Other.....................................................     139      425
                                                              ------   ------
Total gross deferred tax assets.............................   3,885    6,536
  Less valuation allowance..................................    (140)  (1,085)
                                                              ------   ------
  Net deferred tax assets...................................   3,745    5,451
                                                              ------   ------

                         PROVANT, INC. AND SUBSIDIARIES

                                                                 JUNE 30,
                                                              ---------------
                                                               1998     1999
                                                              ------   ------
Deferred tax liabilities:
  Change from cash to accrual method for acquired
     companies..............................................   1,458    2,271
  Other.....................................................     160      389
                                                              ------   ------
Total gross deferred liabilities............................   1,618    2,660
                                                              ------   ------
Net deferred tax asset......................................  $2,127   $2,791
                                                              ======   ======

     The valuation allowance for deferred tax assets was $140,000 and $1,085,000 as of June 30, 1998 and 1999, respectively. The valuation allowance for deferred income taxes increased by $945,000 from June 30, 1998 to June 30, 1999. The increase in the valuation allowance relates to deferred tax assets recorded in connection with the acquisition of certain companies during the year ended June 30, 1999 and was recorded as an adjustment to goodwill. Reductions of the valuation allowance, if any, will be recorded as a reduction to goodwill.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Although realization is not assured, based upon the level of historical taxable income of the Company and projections for PROVANT's future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced or increased in the near term if estimates of future taxable income during the carryforward period are reduced or increased.

(11)  COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company has various leases for office space, vehicles, and equipment under cancelable and non-cancelable operating leases that expire on various dates through fiscal 2005. Most of the facility leases generally provide for rent escalation based upon changes in real estate taxes and operating expenses.

     Future minimum lease payments under all non-cancelable operating leases, including leases to related parties, are as follows (Dollars in thousands):

                    YEAR ENDING JUNE 30,
                    --------------------
2000........................................................  $ 6,692
2001........................................................    5,196
2002........................................................    3,768
2003........................................................    2,555
2004........................................................    2,113
Thereafter..................................................      600
                                                              -------
Total.......................................................  $20,924
                                                              =======

     Rent expense for fiscal 1997, 1998 and 1999 was $51,000, $585,000, and
$5,415,000, respectively. Sublease income for fiscal 1997, 1998 and 1999 was nil, nil and $219,000, respectively.

                         PROVANT, INC. AND SUBSIDIARIES

  U.S. Government Contracts

     A substantial portion of one Founding Company's revenue and costs for all periods presented are subject to audit by agencies of the U.S. Government. Management does not expect the results of these audits to have a material impact on the financial position or future results of operations of the Company.

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

  Contingent Payments to Former Stockholders of the Operating Companies

     The merger agreements between PROVANT and each of the Founding Companies provide for the payment of Contingent Consideration. With respect to five of the Founding Companies, Contingent Consideration was paid in fiscal 1999 through the issuance of 901,115 shares of Common Stock valued at $9.4 million. For the remaining two Founding Companies, Contingent Consideration consisting of Common Stock valued at $9.9 million and cash of $25.2 million was accrued at June 30, 1999. The accrued Contingent Consideration will be paid in the first quarter of fiscal 2000 through the issuance of Common Stock and borrowings under the Company's credit facility.

     The merger agreements between PROVANT and all but one of the Subsequent Acquisitions provide for the payment of Contingent Consideration of cash and/or shares of Common Stock if certain performance criteria are met over future periods ranging from one to three years. The Contingent Consideration will be paid in shares of Common Stock or cash in accordance with a formula based on the relationship of defined earnings before interest and taxes ("EBIT") or revenue of the respective acquired business to a specified baseline EBIT or revenue target and certain other adjustments.

     For the two Subsequent Acquisitions with Contingent Consideration based on performance criteria associated with the year ended June 30, 1999, Common Stock valued at $9.0 million and cash of $7.7 million has been accrued at June 30, 1999. The accrued Contingent Consideration will be paid in the first quarter of fiscal 2000 through the issuance of Common Stock and borrowings under the Company's credit facility.

     Contingent Consideration of cash and/or shares of Common Stock up to maximum amounts of $1.5 million, $35.9 million and $18.3 million could be payable based on performance criteria associated with the year ended December 31, 1999, the two years ended June 30, 2001 and the three years ended December 31, 2001, respectively. For two of the Subsequent Acquisitions, Contingent Consideration of cash and/or shares of Common Stock is payable based entirely on performance criteria over a three to four year period and is not currently determinable.

                         PROVANT, INC. AND SUBSIDIARIES

  Other Matters

     The Company is from time to time a party to litigation arising in the ordinary course of business. Management believes that no pending legal proceeding will have a material adverse effect on the business, financial condition or results of operations of the Company.

(12)  STOCKHOLDERS' EQUITY

  Common and Preferred Stock

     On May 4, 1998, the Company completed its IPO, issuing to the public 2,600,000 shares of its Common Stock at a price of $13.00 per share, and on May 7, 1998, the Company sold 390,000 shares of Common Stock at a price of $13.00 per share pursuant to the over-allotment option granted to the underwriters. The Company realized net proceeds from these sales of $32.7 million, net of the underwriting commissions and discounts and other expenses of the offering.

     On February 3, 1999, the Company completed a public offering of 3,022,750 shares of its Common Stock at a price of $19.50 per share. The Company realized net proceeds from the sale of $54.4 million, net of the underwriting commissions and discounts and other expenses of the offering.

     The Company has two effective shelf registration statements on Form S-4. Each registration statement relates to the issuance of up to 3,000,000 shares of Common Stock in connection with acquisitions. Under these registration statements, 3,178,047 shares have been issued through June 30, 1999. The remaining shares are expected to be issued to satisfy Contingent Consideration and to fund future acquisitions.

     As of June 30, 1999, 3,972,530 shares of Common Stock have been reserved for shares sold under the employee stock purchase plan, issuance upon the conversion of convertible notes payable, and the exercise of stock options and warrants.

     Holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders, and do not have cumulative voting rights.

     The preferred stock, if issued, could have priority over the Common Stock with respect to dividends and other distributions, including the distribution of assets upon liquidation. As of June 30, 1999, the Company had not issued any shares of preferred stock.

     The Company has recorded $18.9 million of Contingent Consideration representing approximately 1.4 million shares to be issued in the form of Common Stock to the former stockholders of certain Operating Companies. (See Note 11) This amount was determined based on the portion of Contingent Consideration to be issued in shares of Common Stock based upon preliminary elections from the former stockholders. The shares of Common Stock issuable as Contingent Consideration will be issued in the first quarter of fiscal 2000.

  Stock Purchase Warrants

     The Company issued two warrants to each of two officers and directors of the Company in exchange for these executives extending financing to the Company in the period prior to the IPO. The first warrant entitles the holder to purchase 173,194 shares of Common Stock at a per share exercise price equal to $13.00. The second warrant (the "Contingent Warrant") entitles the holder to purchase 216,492 shares of Common Stock which will become exercisable only if the market price of the Common Stock increases to certain threshold levels (except as otherwise described below). Specifically, 20% of the total number of shares issuable under the Contingent Warrant will become exercisable on each of the three occasions that the market price of the Common Stock reaches $26.00, $39.00 and $52.00, respectively, and the remaining 40% of the total number of shares issuable under the Contingent Warrant will become exercisable if the market price of the Common Stock reaches $65.00. However, under certain circumstances involving the merger or sale of the Company, the

                         PROVANT, INC. AND SUBSIDIARIES

Contingent Warrant will become exercisable to purchase all of the warrant shares. The exercise price of the Contingent Warrant increases on each anniversary of the closing of the IPO (May 4, 1998.) Specifically, the exercise price is equal to the initial public offering price of $13.00 for the first 12 months following May 4, 1998 and, for each 12 month period thereafter, is equal to $13.00 plus $1.30 multiplied by the number of full 12 month periods elapsed since May 4, 1998. However, once a portion of the Contingent Warrant becomes exercisable, that portion's exercise price is fixed as of that date. The warrants expire on May 4, 2005. The warrants have been accounted for in accordance with Opinion No. 14 of the Accounting Principles Board. Accordingly, the fair value allocated to the warrants has been accounted for as discount on the related debt. The holders of the warrants have the right to require the Company to register the resale of the shares that may be acquired upon exercise of the warrants under the Securities Act of 1933, as amended.

(13) STOCK-BASED COMPENSATION PLANS

     The Company has granted stock options under four stock-based compensation plans: the 1998 Equity Incentive Plan, the 1998 Non-Qualified Stock Option Plan, the Stock Plan for Non-Employee Directors, and the 1998 Stock Option Plan for Outside Directors.

  Equity Incentive Plan

     The Company has adopted the 1998 Equity Incentive Plan which provides for the award of up to 1,100,000 shares of Common Stock in the form of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock or stock units. All directors and employees of, and all consultants and advisors to, the Company are eligible to participate. Options generally vest over a three year period and expire seven years from date of grant.

  1998 Non-Qualified Stock Option Plan

     The Company has adopted the 1998 Non-Qualified Stock Option Plan which provides for the award of up to 1,000,000 shares of Common Stock in the form of non-qualified stock options. All employees, consultants and advisors of the Company are eligible to participate. Except for non-qualified stock options covering no more than 25,000 shares of Common Stock in the aggregate, directors and officers of the Company are not eligible to participate.

  Stock Plan for Non-Employee Directors

     The Company has adopted the Stock Plan for Non-Employee Directors which provided for the award of up to 100,000 shares of Common Stock in the form of non-qualified options. Each non-employee director of the Company who was not a stockholder prior to the IPO received an option to purchase 7,500 shares of Common Stock at $13.00 per share. Each option expires after 10 years and is exercisable six months following the date of grant. As of June 30, 1998 and 1999, options to purchase 15,000 shares of Common Stock were granted under this plan. The Stock Plan for Non-Employee Directors was terminated in November 1998 with respect to the future grant of options.

  1998 Stock Option Plan for Outside Directors

     In November 1998, the Company adopted the 1998 Stock Option Plan for Outside Directors which provides for the award of up to 100,000 shares of Common Stock in the form of non-qualified stock options. The 1998 Stock Option Plan for Outside Directors replaced the Stock Plan for Non-Employee Directors, except for options currently outstanding. All directors who are not employees or full-time consultants of the Company are eligible to participate.

                         PROVANT, INC. AND SUBSIDIARIES

  Employee Stock Purchase Plan

     The Company also has adopted the 1998 Employee Stock Purchase Plan that allows all employees who work more than 20 hours per week, other than employees owning more than 5% or more of the combined voting power of all classes of stock of the Company, to purchase shares of Common Stock at a discount on a periodic basis.

     Purchases can occur at the end of option periods, each of six months' duration. The first such period began on June 1, 1998. The purchase price of Common Stock under the Employee Stock Purchase Plan is 85% of the lesser of the last sale price of the Common Stock on the day prior to the beginning of an option period and the last sale price of the Common Stock on the day prior to the end of the option period. Participants may elect under the Plan to have from up to 2% to 10% of their pay applied to the purchase of shares at the end of the option period.

     A total of 500,000 shares are reserved for issuance under the Employee Stock Purchase Plan. During fiscal 1999, 52,636 shares of Common Stock at a weighted average price of $14.36 were issued to employees under the plan. Had the Company adopted SFAS No. 123, the weighted average fair value of each purchase right granted during fiscal 1999 would have been $3.09. The fair value was estimated at the beginning of the period with the following weighted average assumptions: (1) expected life of one half year (2) expected volatility of 33%,
(3) risk-free interest rate of 6% and (4) no dividend yield.

     Stock option activity under all plans during the periods indicated is as follows:

                                                                              WEIGHTED
                                                              NUMBER OF       AVERAGE
                                                               SHARES      EXERCISE PRICE
                                                              ---------    --------------
Balance at June 30, 1997 and prior..........................         --
     Granted................................................    883,983        $13.00
     Exercised..............................................         --
     Forfeited..............................................     (9,966)        13.00
     Expired................................................         --
                                                              ---------        ------
Balance at June 30, 1998....................................    874,017        $13.00
     Granted................................................    836,726         14.35
     Exercised..............................................     (6,501)        13.00
     Forfeited..............................................    (70,911)        13.58
     Expired................................................         --
                                                              ---------        ------
Balance at June 30, 1999....................................  1,633,331        $13.14
                                                              =========        ======

     In addition to the options granted under the plans noted above, in fiscal 1998, the Company issued an option to purchase 10,000 shares of Common Stock at a purchase price of $5.00 per share.

                         PROVANT, INC. AND SUBSIDIARIES

     The Company applies APB Opinion No. 25 in accounting for its stock-based compensation plans and, accordingly, no compensation cost has been recognized in the financial statements, except for stock options granted to non-employees for which compensation expense of $201,000 has been recorded in fiscal 1998. Had the Company determined compensation cost based on the fair value at the grant date for its stock-based compensation plans under SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have changed to the pro forma amounts indicated below (Dollars in thousands, except per share data):

                                                              YEAR ENDED JUNE 30,
                                                              -------------------
                                                                1998       1999
                                                              --------    -------
Net income (loss):
  As reported...............................................  $(2,894)    $9,711
  Pro forma for SFAS No. 123................................  $(3,679)    $7,751
Basic earnings (loss) per common share:
  As reported...............................................  $ (0.67)    $ 0.74
  Pro forma for SFAS No. 123................................  $ (0.85)    $ 0.59
Diluted earnings (loss) per common share:
  As reported...............................................  $ (0.67)    $ 0.68
  Pro forma for SFAS No. 123................................  $ (0.85)    $ 0.54

     At June 30, 1999, there were 660,168 additional shares available for grant under the Company's stock option plans. The per share weighted-average fair value of stock options granted during fiscal 1998 and 1999 was $4.53 and $4.98 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions for both years: volatility of 33%; expected dividend yield 0%, risk-free interest rate of 6% and an expected life of 4 years.

     The following is a summary of stock options outstanding at June 30, 1999:

                     OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
--------------------------------------------------------------   -----------------------
                                      WEIGHTED-
                                       AVERAGE       WEIGHTED-                 WEIGHTED-
     RANGE OF                      REMAINING YEARS    AVERAGE                   AVERAGE
     EXERCISE          NUMBER      OF CONTRACTUAL    EXERCISE      NUMBER      EXERCISE
      PRICES         OUTSTANDING        LIFE           PRICE     EXERCISABLE     PRICE
     --------        -----------   ---------------   ---------   -----------   ---------
      $ 5.00             10,000         1.84          $ 5.00        10,000      $ 5.00
      $11.50             81,000         6.32          $11.50            --      $11.50
      $13.00          1,195,918         6.05          $13.00       397,657      $13.00
  $13.13--$21.75        356,413         6.67          $16.40        34,750      $14.77
                      ---------                                    -------
                      1,643,331                                    442,407
                      =========                                    =======

(14) EMPLOYEE BENEFIT PLANS

     The Company provides various retirement plans for eligible employees. These plans consist of defined contribution plans and profit sharing plans and cover employees at substantially all of the Company's operating locations. The defined contribution plans provide for contributions ranging from 1.5% to 2.0% of eligible employees' salaries or wages, or at the discretion of the Company. Total expense for contributions under all plans totaled $101,000 and $668,000 for fiscal 1998 and 1999.

(15) RELATED PARTY TRANSACTIONS

     Prior to acquisition, certain Operating Companies had entered into lease arrangements with stockholders for facilities. These lease arrangements are for periods ranging from three to five years. Related lease expense

                         PROVANT, INC. AND SUBSIDIARIES
was $81,000 and $404,000 for fiscal 1998 and 1999, respectively. Future commitments with respect to these leases are included in the schedule of minimum lease payments in Note 11.

     Expenses paid by the Company prior to the closing of the IPO were advanced under a $3 million line of credit issued on October 6, 1997 by two of the Company's stockholders. During fiscal 1998, this loan was repaid in its entirety and the line of credit was terminated.

(16) SEGMENT REPORTING

     The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") as of June 30, 1999 and current year information has been presented in conformity with this accounting standard. The Company has one reportable business segment as defined by SFAS 131.

     Revenue from the federal government and its agencies accounted for 23% and 12% of the Company's total revenue in fiscal 1998 and 1999, respectively. There was no other customer that accounted for 10% or more of the Company's total revenue in fiscal 1998 or 1999.

                         PROVANT, INC. AND SUBSIDIARIES

                         QUARTERLY RESULTS (UNAUDITED)

     The following table presents the unaudited quarterly results of operations for fiscal 1998 and 1999:

                                                       FIRST     SECOND      THIRD     FOURTH
                                                      -------    -------    -------    -------
YEAR ENDED JUNE 30, 1999
Revenue.............................................  $23,710    $31,740    $36,213    $47,013
Gross profit........................................  $13,562    $18,426    $21,191    $27,715
Net income..........................................  $ 1,399    $ 1,840    $ 2,689    $ 3,783
Earnings per common share:
     Basic..........................................  $  0.14    $  0.16    $  0.19    $  0.23
     Diluted........................................  $  0.13    $  0.15    $  0.18    $  0.21
YEAR ENDED JUNE 30, 1998
Revenue.............................................  $    --    $    --    $    --    $14,189
Gross profit........................................  $    --    $    --    $    --    $ 7,815
Net loss............................................  $  (208)   $  (939)   $  (342)   $(1,405)
Loss per common share:
     Basic..........................................  $ (0.08)   $ (0.28)   $ (0.10)   $ (0.19)
     Diluted........................................  $ (0.08)   $ (0.28)   $ (0.10)   $ (0.19)

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

                                          KPMG LLP

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
                                                                ======    =======

          See accompanying notes to consolidated financial statements

                      STAR MOUNTAIN, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        YEAR ENDED DECEMBER 31,       PERIOD FROM
                                                      ---------------------------   JANUARY 1, 1998
                                                       1995      1996      1997     TO MAY 4, 1998
                                                      -------   -------   -------   ---------------
Total revenue.......................................  $14,306   $16,313   $23,775       $11,052
Cost of revenue.....................................    8,668     9,457    14,504         6,109
                                                      -------   -------   -------       -------
Gross profit........................................    5,638     6,856     9,271         4,943
Operating expenses..................................    4,411     5,476     7,591         3,650
                                                      -------   -------   -------       -------
Income from operations..............................    1,227     1,380     1,680         1,293
                                                      -------   -------   -------       -------
Other income (expense):
Interest income.....................................       19        25        44            15
Interest expense....................................      (54)      (65)     (144)         (120)
Other, net..........................................     (200)     (339)     (306)          (32)
                                                      -------   -------   -------       -------
Other expense, net..................................     (235)     (379)     (406)         (137)
                                                      -------   -------   -------       -------
Income before income taxes..........................      992     1,001     1,274         1,156
Income taxes........................................       --       397       546           457
                                                      -------   -------   -------       -------
Net income..........................................  $   992   $   604   $   728       $   699
                                                      =======   =======   =======       =======
Basic income per share..............................  $  0.11   $  0.07   $  0.09       $  0.09
                                                      =======   =======   =======       =======
Diluted income per share............................  $  0.11   $  0.07   $  0.08       $  0.08
                                                      =======   =======   =======       =======
Weighted average shares outstanding.................    8,825     8,422     8,078         8,074
                                                      =======   =======   =======       =======
Weighted average shares and potentially dilutive
  shares outstanding................................    8,963     8,565     8,823         8,871
                                                      =======   =======   =======       =======

          See accompanying notes to consolidated financial statements

                      STAR MOUNTAIN, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                     COMMON STOCK      ADDITIONAL   RETAINED      TREASURY STOCK
                                  ------------------    PAID-IN     EARNINGS    ------------------
                                   SHARES     AMOUNT    CAPITAL     (DEFICIT)    SHARES     AMOUNT   TOTAL
                                  ---------   ------   ----------   ---------   ---------   ------   ------
Balance, December 31, 1994......    740,852   $    8     $1,955      $ (688)           --   $  --    $1,275
Issuance of common stock upon
  exercise of options...........     11,827       --         36          --            --      --        36
Distributions to shareholders...         --       --         --        (379)           --      --      (379)
Purchase of treasury stock......         --       --         --          --        22,700     (65)      (65)
Net income......................         --       --         --         992            --      --       992
                                  ---------   ------     ------      ------     ---------   -----    ------
Balance, December 31, 1995......    752,679        8      1,991         (75)       22,700     (65)    1,859
Issuance of common stock upon
  exercise of options...........      9,414       --         67          --            --      --        67
Purchase of treasury stock......         --       --         --          --        65,671    (520)     (520)
Net income......................         --       --         --         604            --      --       604
                                  ---------   ------     ------      ------     ---------   -----    ------
Balance, December 31, 1996......    762,093        8      2,058         529        88,371    (585)    2,010
Issuance of common stock upon
  exercise of options...........     87,621       32         --          --            --      --        32
Purchase of treasury stock......         --       --         --          --        12,584     (41)      (41)
Stock split, conversion to no
  par stock.....................  8,383,023    2,058     (2,058)         --     1,110,505      --        --
Issuance of common stock........     50,735       49         --          --            --      --        49
Net income......................         --       --         --         728            --      --       728
                                  ---------   ------     ------      ------     ---------   -----    ------
Balance, December 31, 1997......  9,283,472    2,147     $   --       1,257     1,211,460    (626)   $2,778
Issuance of common stock........      1,553       12         --          --            --      --        12
Net income......................         --       --         --         699            --      --       699
                                  ---------   ------     ------      ------     ---------   -----    ------
Balance, May 4, 1998............  9,285,025   $2,159     $   --      $1,956     1,211,460   $(626)   $3,489
                                  =========   ======     ======      ======     =========   =====    ======

          See accompanying notes to consolidated financial statements

                      STAR MOUNTAIN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                    YEAR ENDED DECEMBER 31,         PERIOD FROM
                                                 -----------------------------    JANUARY 1, 1998
                                                  1995       1996       1997      TO MAY 4, 1998
                                                 -------    -------    -------    ---------------
Cash flows from operating activities:
  Cash received from customers.................  $13,419    $16,428    $23,529        $10,152
  Cash paid to suppliers and employees.........  (12,620)   (14,890)   (22,083)        (9,679)
  Interest received............................       19         25         44             16
  Interest paid................................      (54)       (65)      (144)          (122)
  Income taxes paid............................       --       (420)      (482)          (252)
                                                 -------    -------    -------        -------
          Net cash provided by operating
            activities.........................      764      1,078        864            115
                                                 -------    -------    -------        -------
Cash flows from investing activities:
  Issuance of notes receivable.................      (64)       (96)      (218)            --
  Acquisition of property and equipment........     (159)       (61)      (358)          (264)
  Business acquisitions........................     (100)      (300)    (1,752)            --
  Purchase of land held for investment.........       --       (110)        --             --
  Other........................................       (8)         2         --             --
                                                 -------    -------    -------        -------
          Net cash used in investing
            activities.........................     (331)      (565)    (2,328)          (264)
                                                 -------    -------    -------        -------
Cash flows from financing activities:
  Net borrowings (payments) on
     line-of-credit............................      (15)       (86)     1,953            403
  Principal repayments on long-term debt.......       --         --       (210)          (286)
  Proceeds from other notes payable............       25         95         --             --
  Payments on other notes payable..............      (34)       (35)        --             --
  Proceeds from issuance of common stock.......       36         68         81             12
  Purchase of treasury stock...................      (65)      (520)       (41)            --
  Distributions to shareholders................     (379)        --         --             --
  Decrease in deferred income taxes............       --         --         --             --
                                                 -------    -------    -------        -------
          Net cash provided by (used in)
            financing activities...............     (432)      (478)     1,783            129
                                                 -------    -------    -------        -------
Net (decrease) increase in cash................        1         35        319            (20)
Cash and cash equivalents, beginning of
  period.......................................        3          4         39            358
                                                 -------    -------    -------        -------
Cash and cash equivalents, end of period.......  $     4    $    39    $   358        $   338
                                                 =======    =======    =======        =======

          See accompanying notes to consolidated financial statements

                      STAR MOUNTAIN, INC. AND SUBSIDIARIES

                                                      YEAR ENDED DECEMBER 31,       PERIOD FROM
                                                     -------------------------    JANUARY 1, 1998
                                                      1995       1996     1997    TO MAY 4, 1998
                                                     -------    ------    ----    ---------------
                                                                (DOLLARS IN THOUSANDS)
Reconciliation of net income to net cash provided
  by operating activities:
  Net income.......................................  $   992    $  604    $728        $   699
                                                     -------    ------    ----        -------
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization....................       96       139     314            136
  Loss on sale of assets...........................       --         4      11             --
  Deferred income taxes............................       --        --      (9)            (6)
  Changes in assets and liabilities:
     (Increase) decrease in:
     Accounts receivable...........................   (1,053)     (637)   (417)        (2,094)
     Inventory.....................................       --        18     (29)            37
     Other current assets..........................       47       (34)     24            440
     Other assets..................................      (25)      (69)   (237)          (183)
     Intercompany assets...........................       --        --      --            (50)
  Increase (decrease) in:
     Accounts payable..............................      425       168      90            335
     Accrued expenses..............................      116       133     218            271
     Billings in excess of costs and anticipated
       profits.....................................      166       752     171            530
                                                     -------    ------    ----        -------
  Total adjustments................................     (228)      474     136           (584)
                                                     -------    ------    ----        -------
  Net cash provided by operating activities........  $   764    $1,078    $864        $   115
                                                     =======    ======    ====        =======

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

                      STAR MOUNTAIN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     On October 1, 1997, the Company acquired the net assets of the Systems Effectiveness Division (SED) of Essex Corporation for a total price of $1.5 million. The net assets represent substantially all of the

                      STAR MOUNTAIN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

operating assets of the division. The excess of the purchase price over the book value of the tangible assets acquired of approximately $930,000 has been recorded as goodwill.

     The following table sets forth the pro forma information assuming that all acquisitions had occurred on January 1, 1995 (the earliest date information is available). The pro forma information takes into account amortization of goodwill and additional interest costs, net of tax benefits (Dollars in thousands, except per share data).

                                                          YEAR ENDED DECEMBER 31,
                                                        ---------------------------
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

(4) ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following (Dollars in thousands):

                                                                        DECEMBER 31,
                                                                      ----------------
                                                                       1996      1997
                                                                      ------    ------
Government contracts:
  Billed................................................              $3,333    $4,828
  Unbilled..............................................                 698       926
Other...................................................                 364       337
                                                                      ------    ------
                                                                      $4,395    $6,091
                                                                      ======    ======

(5) NOTES RECEIVABLE

     Notes receivable consist of the following (Dollars in thousands):

                                                                        DECEMBER 31,
                                                                      ----------------
                                                                       1996      1997
                                                                      ------    ------
Due from majority shareholder, unsecured, interest at
  prime.................................................              $  131    $  349
Due from former employee, secured, interest at 10
  percent...............................................                 317       317
                                                                      ------    ------
                                                                         448       666
Less current portion....................................                 181       666
                                                                      ------    ------
                                                                      $  267    $   --
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

                      STAR MOUNTAIN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(7) LONG-TERM DEBT (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,
                                                              ------------
                                                              1996    1997
                                                              ----    ----
Note payable, shareholder, representing temporary advances
  of working capital, interest at LIBOR plus 250 basis
  points, due on demand. Unsecured..........................  $95     $ --
Note payable, purchase of subsidiary, ORA, interest at 9%,
  payable in four annual installments of $127 beginning
  February 1998.............................................   --      406
Note payable, purchase of net assets of SED, interest at 9%, payable in monthly installments of $23 through December
  1998......................................................   --      284
Note payable, purchase of net assets of SIMMS Industries....   --       24
Capital leases, payable in monthly installments of $2
  including interest at 9% to 17.5% due July 2000...........   --       45
                                                              ---     ----
Total.......................................................   95      759
                                                              ---     ----
Less current portion........................................   95      455
                                                              ---     ----
Long-term portion...........................................  $--     $304
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

                                                                       TOTAL
                                                                       ------
1999........................................................           $1,046
2000........................................................              918
2001........................................................              732
2002........................................................              553
2003........................................................               92
                                                                       ------
                                                                       $3,341
                                                                       ======

                      STAR MOUNTAIN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

                                                           NUMBER OF OPTIONS       WEIGHTED
                                                            OUTSTANDING AND        AVERAGE
                                                              EXERCISABLE       EXERCISE PRICE
                                                           -----------------    --------------
Balance, December 31, 1994......................                 912,000            $0.31
  Granted.......................................                 384,000             0.47
  Forfeited.....................................                (360,000)            0.21
                                                               ---------
Balance, December 31, 1995......................                 936,000             0.42
  Granted.......................................                 936,000             0.49
  Forfeited.....................................                (348,000)            0.46
                                                               ---------
Balance, December 31, 1996......................               1,524,000             0.45
  Granted.......................................                 331,000             1.00
  Exercised.....................................                 (73,200)            0.24
  Forfeited.....................................                (120,000)            0.49
                                                               ---------
Balance, December 31, 1997......................               1,661,800             0.52
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

                      STAR MOUNTAIN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Under SFAS No. 123, net income would have been as follows (Dollars in thousands, except per share data):

                                                                   DECEMBER 31,
                                                              -----------------------
                                                              1995     1996     1997
                                                              -----    -----    -----
Net income, as reported.....................................  $ 992    $ 604    $ 728
Pro forma net income........................................  $ 984    $ 586    $ 675
Income per share, as reported...............................  $0.11    $0.07    $0.09
Pro forma income per share..................................  $0.11    $0.06    $0.08

     The fair value of each option is estimated on the date of grant using the following assumptions: no dividend yield, no volatility, risk-free interest rates approximating 6% and expected lives of 3 to 5 years. The weighted average grant date fair value of the options was as follows:

                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                    1995            1996            1997
                                                ------------    ------------    ------------
Weighted average fair value...................      $$.11           $.13            $.16

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

                                                             EFFECT OF DILUTIVE      DILUTED      BASIC   DILUTED
                               NET INCOME    BASIC SHARES      STOCK OPTIONS         SHARES        EPS      EPS
                               -----------   -------------   ------------------   -------------   -----   -------
                               (NUMERATOR)   (DENOMINATOR)                        (DENOMINATOR)
Year ended:
  December 31, 1995..........     $992         8,824,986          138,404           8,963,390     $0.11    $0.11
  December 31, 1996..........      604         8,422,206          143,176           8,565,382      0.07     0.07
  December 31, 1997..........      728         8,078,338          744,751           8,823,089      0.09     0.08
Period from January 1, 1998
  to May 4, 1998.............      699         8,073,565          797,664           8,871,229      0.09     0.08

                      STAR MOUNTAIN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(13) INCOME TAXES

     Income tax expense consists of the following amounts (Dollars in thousands):

                                                         DECEMBER 31,      PERIOD FROM
                                                         ------------    JANUARY 1, 1998
                                                         1996    1997      MAY 4, 1998
                                                         ----    ----    ---------------
Current:
  Federal..............................................  $313    $426         $393
  State................................................    84     123           64
Deferred:
  Federal..............................................    --      (3)          --
                                                         ----    ----         ----
                                                         $397    $546         $457
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
                                                          ====    ====         ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (Dollars in thousands):

                                                          DECEMBER 31,
                                                          ------------
                                                          1996    1997
                                                          ----    ----
Deferred tax assets result from
  accrued employee benefits,
  principally vacation..................................  $29     $ 90
  Accrued expenses......................................   --       27
                                                          ---     ----
                                                          $29     $117
                                                          ===     ====
Deferred tax liabilities result from:
  Differences in depreciation methods...................  $29     $135
  Change in accounting method from cash to accrual for
     ORA................................................   --       63
                                                          ---     ----
                                                          $29     $198
                                                          ===     ====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this Item and not provided in Item 4A will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of its fiscal year ended June 30, 1999, and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of its fiscal year ended June 30, 1999, and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of its fiscal year ended June 30, 1999, and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of its fiscal year ended June 30, 1999, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) The following financial statements are included in Item 8.

                                                              PAGE
                                                              ----
PROVANT, INC. AND SUBSIDIARIES:
  Independent Auditors' Report..............................    20
  Consolidated Balance Sheets...............................    21
  Consolidated Statements of Operations.....................    22
  Consolidated Statements of Stockholders' Equity...........    23
  Consolidated Statements of Cash Flows.....................    24
  Notes to Consolidated Financial Statements................    25
  Quarterly Results (Unaudited).............................    42
STAR MOUNTAIN, INC. AND SUBSIDIARIES:
  Independent Auditors' Reports.............................    43
  Consolidated Balance Sheets...............................    45
  Consolidated Statements of Operations.....................    46
  Consolidated Statements of Stockholders' Equity...........    47
  Consolidated Statements of Cash Flows.....................    48
  Notes to Consolidated Financial Statements................    50

     (a)(2) The following consolidated financial statement schedule of PROVANT, Inc. and subsidiaries for the period from November 16, 1996 (date of inception) to June 30, 1997 and the years ended June 30, 1998 and 1999 is filed as part of this Form 10-K and should be read in conjunction with the Company's Consolidated Financial Statements included in Item 8 of this Report on Form 10-K.

                                                              SEQUENTIAL
                          SCHEDULE                             PAGE NO.
                          --------                            ----------
II VALUATION AND QUALIFYING ACCOUNTS........................      62

     Schedules not listed above have been omitted because they are not applicable or are not required or the information to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     (a)(3) Exhibits

                                                                          SEQUENTIAL
 EXHIBIT                            DESCRIPTION                            PAGE NO.
 -------                            -----------                           ----------
  ***3.1    Certification of Incorporation of the Company...............
  ***3.2    By-laws of the Company......................................
  ***4.1    Form of Specimen Stock Certificate..........................
 ***10.1    Form of Agreement and Plan of Merger by and among PROVANT,
            Inc., Behavioral Acquisition Corp., Paul M. Verrochi,
            Dominic J. Puopolo, Behavioral Technology, Inc. and Paul C.
            Green, Ph.D.................................................
 ***10.2    Form of Agreement and Plan of Merger by and among PROVANT,
            Inc., Decker Acquisition Corp., Paul M. Verrochi, Dominic J.
            Puopolo, Decker Communications, Inc., Bert Decker and
            Kenneth Taylor..............................................
 ***10.3    Form of Agreement and Plan of Merger by and among PROVANT,
            Inc., Howard Acquisition Corp., Paul M. Verrochi, Dominic J.
            Puopolo, J. Howard & Associates, Inc., Jeffrey P. Howard and
            Marc S. Wallace.............................................
 ***10.4    Form of Agreement and Plan of Merger by and among PROVANT,
            Inc., LSS Acquisition Corp., Paul M. Verrochi, Dominic J.
            Puopolo, Robert Steinmetz, Ph.D., and Associates, Inc.,
            Edwin Bauch as Trustee of the Steinmetz Children's Trust
            u/d/t dated December 31, 1996, Edwin Bauch as Trustee of the
            King Children's Trust u/d/t dated December 31, 1996, John F.
            King and Robert A. Steinmetz, Ph.D..........................
 ***10.5    Form of Agreement and Plan of Merger by and among PROVANT,
            Inc., MOHR Acquisition Corp., Paul M. Verrochi, Dominic J.
            Puopolo, MOHR Retail Learning Systems, Inc., Herbert Cohen,
            Judith Cohen and Michael Patrick............................
 ***10.6    Form of Agreement and Plan of Merger by and among PROVANT,
            Inc., Paul M. Verrochi, Dominic J. Puopolo, Star Mountain,
            Inc., Star Acquisition Corp. and Carl von Sternberg.........
 ***10.7    Form of Agreement and Plan of Merger by and among PROVANT,
            Inc., Novations Acquisition Corp., Paul M. Verrochi, Dominic
            J. Puopolo, Novations Group, Inc., Joseph Folkman, Joseph
            Hanson, Kurt Sandholtz, Norman Smallwood, Randy Stott and
            Jonathan Younger............................................
 ***10.8    Form of First Amendment to Agreement and Plan of Merger (J.
            Howard).....................................................
 ***10.9    1998 Equity Incentive Plan..................................
 ***10.10   Form of 1998 Employee Stock Purchase Plan...................
 ***10.11   Form of Warrants to Messrs. Verrochi and Puopolo............
 ***10.12   Form of Contingent Warrants to Messrs. Verrochi and
            Puopolo.....................................................
 ***10.13   Form of Employment Agreement between Rajiv Bhatt and
            PROVANT, Inc................................................
 ***10.14   Form of Employment Agreement between MOHR Acquisition Corp.,
            Herbert A. Cohen, and PROVANT, Inc..........................
 ***10.15   Form of Employment Agreement between Decker Acquisition
            Corp., Bert Decker, and PROVANT, Inc........................
 ***10.16   Form of Employment Agreement between Philip Gardner and
            PROVANT, Inc................................................
 ***10.17   Form of Employment Agreement between Behavioral Acquisition
            Corp., Paul C. Green, and PROVANT, Inc......................
 ***10.18   Form of Employment Agreement between Novations Acquisition
            Corp., Joe Hanson, and PROVANT, Inc.........................
 ***10.19   Form of Employment Agreement between LSS Acquisition Corp.,
            John F. King, and PROVANT, Inc..............................
 ***10.20   Form of Employment Agreement between Dominic J. Puopolo and
            PROVANT, Inc................................................

                                                                          SEQUENTIAL
 EXHIBIT                            DESCRIPTION                            PAGE NO.
 -------                            -----------                           ----------
 ***10.21   Form of Employment Agreement between A. Carl von Sternberg,
            Star Acquisition Corp. and PROVANT, Inc.....................
 ***10.22   Form of Employment Agreement between Paul M. Verrochi and
            PROVANT, Inc................................................
 ***10.23   Form of Employment Agreement between Howard Acquisition
            Corp., Marc S. Wallace, and PROVANT, Inc....................
 ***10.24   Form of Employment Agreement between John H. Zenger and
            PROVANT, Inc................................................
 ***10.25   Form of Consulting Agreement between Michael J. Davies and
            PROVANT, Inc................................................
 ***10.26   Lease Agreement between Behavioral Technology, Inc. and Paul
            C. Green, Ph.D..............................................
 ***10.27   Lease Agreement between Novations Group, Inc. and Novations
            Partners, L.L.C.............................................
 ***10.28   Form of Consulting Agreement between Donald W. Glazer and
            PROVANT, Inc................................................
  **10.29   Revolving Credit Agreement dated April 8, 1998 between
            PROVANT, Inc. and Fleet National Bank.......................
   *10.30   Amendment No. 1 to Revolving Credit Agreement...............
****10.31   Amendment No. 2 to Revolving Credit Agreement...............
   +10.32   Amendment No. 3 to Revolving Credit Agreement...............
   +10.33   Amendment No. 4 to Revolving Credit Agreement...............
   +10.34   Amendment No. 5 to Revolving Credit Agreement...............
 +++10.35   1998 Non-Qualified Stock Option Plan........................
  ++10.36   1998 Stock Option Plan for Outside Directors................
   +21      Subsidiaries of the Registrant..............................
   +23.1    Consent of KPMG LLP.........................................
   +23.2    Consent of Friedman & Fuller, P.C...........................
   +27      Financial Data Schedule.....................................

---------------

   * Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

  ** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1998.

 *** Incorporated by reference to the Company's Registration Statement on Form
     S-1 (File No. 333-46157).

**** Incorporated by reference to Post Effective Amendment No. 2 to the
     Company's Registration Statement on Form S-4 (File No. 333-57733).

 +++ Incorporated by reference to the Company's Registration Statement on Form
     S-8 (File No. 333-86379).

  ++ Incorporated by reference to the Company's Registration Statement on Form
     S-8 (File No. 333-72857).

   + Filed herewith.

     (b) The Company filed a Current Report on Form 8-K dated May 7, 1999 (as amended July 6, 1999) that provided disclosure under Items 2 and 7 relating to the acquisition by merger of Petrus 1961, Inc. by a wholly-owned subsidiary of the Company. Financial Statements filed included consolidated balance sheets of Petrus, 1961, Inc. and subsidiaries, d/b/a Project Management Services, Inc., as of December 31, 1998 and June 30, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from inception (April 21, 1998) to December 31, 1998, as well as combined balance sheets of Project Management Services, Inc. and subsidiary and M&A Integration, Inc. as of April 20, 1998 and December 31, 1997 and the related combined statements of operations, stockholders' equity and cash flows for the period January 1 to April 20, 1998 and for the year ended December 31, 1997.

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

                                          PROVANT, INC.

                                          By:     /s/ PAUL M. VERROCHI
                                            ------------------------------------
                                                      PAUL M. VERROCHI
                                              CHAIRMAN OF THE BOARD AND CHIEF
                                                      EXECUTIVE OFFICER

                                          Date:  September 15, 1999

                                          --------------------------------------

                               POWER OF ATTORNEY

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

                     SIGNATURES                                   TITLE                     DATE
                     ----------                                   -----                     ----

                /s/ PAUL M. VERROCHI                   Chairman of the Board and     September 15, 1999
-----------------------------------------------------    Chief Executive Officer
                  PAUL M. VERROCHI

               /s/ DOMINIC J. PUOPOLO                  Chief Financial Officer and   September 15, 1999
-----------------------------------------------------    Director
                 DOMINIC J. PUOPOLO

                 /s/ JOHN H. ZENGER                    President and Director        September 15, 1999
-----------------------------------------------------
                   JOHN H. ZENGER

                   /s/ RAJIV BHATT                     Chief Accounting Officer      September 15, 1999
-----------------------------------------------------
                     RAJIV BHATT

                /s/ HERBERT A. COHEN                   Director                      September 15, 1999
-----------------------------------------------------
                  HERBERT A. COHEN

                   /s/ BERT DECKER                     Director                      September 15, 1999
-----------------------------------------------------
                     BERT DECKER

                  /s/ PAUL C. GREEN                    Director                      September 15, 1999
-----------------------------------------------------
                    PAUL C. GREEN

                   /s/ JOE HANSON                      Director                      September 15, 1999
-----------------------------------------------------
                     JOE HANSON

                  /s/ JOHN F. KING                     Director                      September 15, 1999
-----------------------------------------------------
                    JOHN F. KING

               /s/ CARL VON STERNBERG                  Director                      September 15, 1999
-----------------------------------------------------
                A. CARL VON STERNBERG

                     SIGNATURES                                   TITLE                     DATE
                     ----------                                   -----                     ----
                 /s/ MARC S. WALLACE                   Director                      September 15, 1999
-----------------------------------------------------
                   MARC S. WALLACE

                /s/ MICHAEL J. DAVIES                  Director                      September 15, 1999
-----------------------------------------------------
                  MICHAEL J. DAVIES

                /s/ DAVID B. HAMMOND                   Director                      September 15, 1999
-----------------------------------------------------
                  DAVID B. HAMMOND

                 /s/ JOHN R. MURPHY                    Director                      September 15, 1999
-----------------------------------------------------
                   JOHN R. MURPHY

                 /s/ ESTHER T. SMITH                   Director                      September 15, 1999
-----------------------------------------------------
                   ESTHER T. SMITH

                         PROVANT, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)

                                     ----------    ----------    ----------    ----------    -----------
                                      COLUMN A      COLUMN B      COLUMN C      COLUMN D      COLUMN E
                                     ----------    ----------    ----------    ----------    -----------
                                     BALANCE AT    CHARGED TO    CHARGED TO
                                     BEGINNING     COSTS AND       OTHER                     BALANCE AT
            DESCRIPTION               OF YEAR       EXPENSES      ACCOUNTS     DEDUCTIONS    END OF YEAR
            -----------              ----------    ----------    ----------    ----------    -----------
Period from November 16, 1996 (date
  of inception) to June 30, 1997:
Allowance for doubtful accounts....     $ --          $ --          $ --          $ --          $ --
Year ended June 30, 1998:
Allowance for doubtful accounts....     $ --          $135          $605(a)       $ --          $740
Year ended June 30, 1999:
Allowance for doubtful accounts....     $740          $210            --          $258          $692

---------------
(a) Amount established as component of accounts acquired in acquisition of the Founding Companies.