Form 10-Q
period 1999-09-30
PROVANT INC
filed 1999-11-12
CIK 1054853

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                           FORM 10-Q
                            ------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                       COMMISSION FILE NUMBER: 000-23989

                                 PROVANT, INC.
             (Exact name of Registrant as Specified in its Charter)

                   DELAWARE                                      04-3395167
         (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                    Identification Number)

      67 BATTERYMARCH STREET, SUITE 600                            02110
                  BOSTON, MA                                     (Zip Code)
   (Address of Principal Executive Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 261-1600

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of common stock outstanding at November 10,1999:
18,611,468

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 PROVANT, INC.

                                     INDEX

                                                              PAGE
                                                              ----
PART I. -- FINANCIAL INFORMATION
Item 1. Financial Statements
     Consolidated Balance Sheets as of June 30, 1999 and
      September 30, 1999....................................    3
     Consolidated Statements of Operations for the three
      months ended September 30, 1998 and 1999..............    4
     Consolidated Statements of Cash Flows for the three
      months ended September 30, 1998 and 1999..............    5
     Notes to Consolidated Financial Statements.............    6
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................    8
Item 3. Quantitative and Qualitative Disclosure On Market
  Risk......................................................   10

PART II. -- OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K....................   11
Signature...................................................   12

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 PROVANT, INC.

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              JUNE 30,    SEPTEMBER 30,
                                                                1999          1999
                                                              --------    -------------
                                                                           (UNAUDITED)
                                        ASSETS
Current Assets:
     Cash and cash equivalents..............................  $  2,216      $    764
     Accounts receivable, net of allowance for doubtful
      accounts of $692 and $633, respectively...............    34,558        38,643
     Inventory..............................................     4,470         3,639
     Deferred income taxes..................................     2,791         3,514
     Costs in excess of billings............................     3,892         4,922
     Prepaid expenses and other current assets..............     2,958         2,859
                                                              --------      --------
          Total current assets..............................    50,885        54,341
Property and equipment, net.................................     7,244         7,676
Other assets................................................     3,029         3,670
Goodwill, net...............................................   223,479       222,747
                                                              --------      --------
          Total assets......................................  $284,637      $288,434
                                                              ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable.......................................  $  8,039      $  8,587
     Accrued expenses.......................................    16,183        16,105
     Accrued compensation...................................     6,255         4,636
     Billings in excess of costs............................     2,449         2,207
     Deferred revenue.......................................     1,480         1,477
     Income taxes payable...................................     2,442         1,551
     Current portion of long term debt......................     1,477         1,227
                                                              --------      --------
          Total current liabilities.........................    38,325        35,790
Accrued contingent consideration............................    32,863         7,492
Long term debt, net of current portion......................     9,242        39,780
                                                              --------      --------
          Total liabilities.................................    80,430        83,062
Stockholders' Equity:
     Preferred stock, $.01 par value; none issued...........        --            --
     Common stock, $.01 par value; 17,157,607 and 18,584,248
      shares issued and outstanding, respectively...........       171           186
     Additional paid-in capital.............................   178,505       194,252
     Common stock issuable as contingent consideration......    18,881         1,165
     Retained earnings......................................     6,650         9,769
                                                              --------      --------
          Total stockholders' equity........................   204,207       205,372
                                                              --------      --------
          Total liabilities and stockholders' equity........  $284,637      $288,434
                                                              ========      ========

          See accompanying notes to consolidated financial statements.

                                 PROVANT, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                                 1998          1999
                                                              ----------    ----------
Total revenue...............................................  $   23,710    $   48,526
Cost of revenue.............................................      10,148        20,634
                                                              ----------    ----------
     Gross profit...........................................      13,562        27,892
Selling, general and administrative expenses................      10,593        20,920
Goodwill amortization.......................................         380         1,145
                                                              ----------    ----------
     Income from operations.................................       2,589         5,827
Other Income................................................          --           362
Interest expense, net.......................................          (3)         (232)
                                                              ----------    ----------
     Income before income taxes.............................       2,586         5,957
Provision for income taxes..................................       1,187         2,838
                                                              ----------    ----------
     Net income.............................................  $    1,399    $    3,119
                                                              ==========    ==========
Earnings per common share:
Basic.......................................................  $     0.14    $     0.17
                                                              ==========    ==========
Diluted.....................................................  $     0.13    $     0.17
                                                              ==========    ==========
Weighted average common shares outstanding:
Basic.......................................................  10,070,808    18,583,073
                                                              ==========    ==========
Diluted.....................................................  11,124,260    19,200,707
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                                 PROVANT, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
Cash flows from operating activities:
Net income..................................................  $  1,399    $  3,119
Adjustments to reconcile net income to net cash used in
  operating activities:
    Depreciation and amortization...........................       711       1,761
    Allowance for doubtful accounts.........................        --         (59)
    Gain on sale of business................................        --        (362)
Changes in operating assets and liabilities:
    Accounts receivable.....................................       228      (4,417)
    Inventory...............................................      (186)       (216)
    Deferred income taxes...................................      (109)         --
    Costs in excess of billings.............................       (33)     (1,051)
    Prepaid expenses and other current assets...............      (446)        267
    Other assets............................................       207        (651)
    Accounts payable and accrued expenses...................    (2,125)        (22)
    Accrued compensation....................................       491      (1,543)
    Billings in excess of costs.............................       141        (242)
    Deferred revenue........................................      (155)         (3)
    Income taxes payable....................................      (230)       (891)
                                                              --------    --------
         Total adjustments..................................    (1,506)     (7,429)
                                                              --------    --------
         Net cash used in operating activities..............      (107)     (4,310)
                                                              --------    --------
Cash flows from investing activities:
    Payment of acquisition related costs....................        --        (795)
    Proceeds from sale of business..........................        --         833
    Acquisitions of businesses, net of cash acquired........   (10,080)         --
    Additions to property and equipment.....................       (40)     (1,479)
    Payment of contingent consideration.....................        --     (25,850)
                                                              --------    --------
         Net cash used in investing activities..............   (10,120)    (27,291)
                                                              --------    --------
Cash flows from financing activities:
    Issuance of common stock, net of offering costs.........        --         (37)
    Borrowings under line of credit.........................     6,644      33,500
    Repayment of line of credit.............................        --      (3,000)
    Repayment of notes payable..............................        --        (314)
                                                              --------    --------
         Net cash provided by financing activities..........     6,644      30,149
                                                              --------    --------
Net decrease in cash and cash equivalents...................    (3,583)     (1,452)
Cash and cash equivalents, beginning of period..............     6,394       2,216
                                                              --------    --------
Cash and cash equivalents, end of period....................  $  2,811    $    764
                                                              ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest......................................  $     --    $     66
                                                              ========    ========
Cash paid for income taxes..................................  $  1,557    $  3,806
                                                              ========    ========

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

     On May 4, 1998, PROVANT completed the initial public offering (the "IPO") of its common stock (the "Common Stock") and simultaneously acquired in separate merger transactions (the "Combination") seven companies engaged in providing performance improvement training services and products (collectively referred to as the "Founding Companies"). Since the completion of the IPO, the Company acquired in separate transactions 11 additional companies (the "Subsequent Acquisitions") engaged in providing performance improvement training services and products (collectively such companies are referred to with the Founding Companies as the "Operating Companies").

  Basis of Presentation

     The information contained in the following notes to the accompanying financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report on Form 10-K for the year ended June 30, 1999 filed by PROVANT with the Securities and Exchange Commission.

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of operations and cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it uses for its annual financial statements.

     For financial statement purposes, PROVANT has been identified as the accounting acquiror in all of its acquisitions to date. Accordingly, the consolidated financial statements include the accounts of PROVANT since its inception, November 16, 1996, and the accounts of the Operating Companies since their respective dates of acquisition. The acquisitions of the Operating Companies were accounted for using the purchase method of accounting. The allocations of the purchase prices to the assets acquired and liabilities assumed for certain of the Subsequent Acquisitions were based on preliminary estimates of fair value and may be changed as additional information becomes available.

2.  CONTINGENT CONSIDERATION

     The merger agreements between PROVANT and each of the Founding Companies provide for the payment of Contingent Consideration. With respect to five of the Founding Companies, Contingent Consideration was paid in fiscal 1999 through the issuance of 901,115 shares of Common Stock value at $9.4 million. For the remaining two Founding Companies, Contingent Consideration consisting of 867,333 shares of Common Stock valued at $10.1 million and cash of $25.9 million was paid in the first quarter of fiscal 2000.

     The merger agreements between PROVANT and all but one of the Subsequent Acquisitions provide for the payment of Contingent Consideration of cash and/or shares of Common Stock if certain performance criteria are met over future periods ranging from one to three years. The Contingent Consideration will be paid in shares of Common Stock in accordance with a formula based on the relationship of defined earnings before interest and taxes ("EBIT") or revenue of the acquired business to a specified baseline EBIT or revenue target and certain other adjustments.

     For the two Subsequent Acquisitions with Contingent Consideration based on performance criteria associated with the year ended June 30, 1999, 499,994 shares of Common Stock valued at $5.1 million were issued in the first quarter of fiscal 2000. The remaining accrued Contingent Consideration, consisting of 82,820 shares of Common Stock valued at $1.2 million and cash of $7.5 million, will be paid in the second quarter of fiscal 2000 through the issuance of Common Stock and borrowings under the Company's credit facility.

     Contingent Consideration of cash and/or shares of Common Stock up to maximum amounts of $1.5 million, $35.9 million and $18.3 million could be payable based on performance criteria associated with the year ended December 31, 1999, the two years ended June 30, 2001 and the three years ended December 31, 2001, respectively. For two of the Subsequent Acquisitions, Contingent Consideration of cash and/or shares of Common Stock are payable based entirely on performance criteria over a three to four year period and is not currently determinable.

3.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands except per share data):

                                                                 THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                                 1998          1999
                                                              ----------    ----------
Numerator:
Basic net income............................................  $    1,399    $    3,119
     Interest expense on convertible notes payable..........          --            57
                                                              ----------    ----------
     Diluted net income.....................................  $    1,399    $    3,176
                                                              ==========    ==========
Denominator:
     Basic weighted average common shares outstanding.......  10,070,808    18,583,073
     Shares to be issued as Contingent Consideration........     856,884        82,820
     Effect of dilutive securities: stock options, warrants
       and convertible notes payable........................     196,568       534,814
                                                              ----------    ----------
Diluted weighted average common shares outstanding..........  11,124,260    19,200,707
                                                              ==========    ==========
Basic earnings per common share.............................  $     0.14    $     0.17
                                                              ==========    ==========
Diluted earnings per common share...........................  $     0.13    $     0.17
                                                              ==========    ==========

4.  BUSINESS COMBINATIONS

     The following is a reconciliation of net cash paid for acquisitions during the three months ended September 30, 1998 (Dollars in thousands):

Fair value of assets acquired...............................  $20,974
Liabilities assumed.........................................   (4,929)
Fair value of Common Stock consideration issued.............   (5,145)
                                                              -------
Cash paid...................................................   10,900
Less cash acquired..........................................     (820)
                                                              -------
  Net cash paid for acquisitions............................  $10,080
                                                              =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     PROVANT is a leading provider of high-quality performance improvement training services and products that are distributed through multiple delivery methods. PROVANT's clients include Fortune 1000 companies, other large and medium-sized corporations and government entities. The Company offers both customized and standardized services and products that are designed to improve the performance of a client's workforce. In addition, the Company offers consulting, needs assessment and project management services.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999 (DOLLARS IN THOUSANDS):

                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                  ------------------------------------
                                                        1998                1999
                                                  ----------------    ----------------
Total revenue...................................  $23,710    100.0%   $48,526    100.0%
Cost of revenue.................................   10,148     42.8%    20,634     42.5%
                                                  -------    -----    -------    -----
Gross profit....................................   13,562     57.2%    27,892     57.5%
Selling, general and administrative expenses....   10,593     44.7%    20,920     43.1%
Goodwill amortization...........................      380      1.6%     1,145      2.4%
                                                  -------    -----    -------    -----
Income from operations..........................    2,589     10.9%     5,827     12.0%
                                                  =======    =====    =======    =====
Net income......................................  $ 1,399      5.9%   $ 3,119      6.4%
                                                  =======    =====    =======    =====

RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 (THE "1999 QUARTER") COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999 (THE "2000 QUARTER")

     Revenue. Revenue increased $24.8 million, or 104.7%, from $23.7 million in the 1999 Quarter to $48.5 million in the 2000 Quarter. The increase was primarily attributable to revenues from businesses acquired during fiscal 1999 as well as increased service revenue, train-the-trainer seminars, license fees and royalties.

     Cost of Revenue. Cost of revenue as a percentage of revenue decreased from 42.8% in the 1999 Quarter to 42.5% in the 2000 Quarter, primarily due to revenue growth being greater than the corresponding increase in costs and increased higher-margin license revenues during the 2000 Quarter.

     Gross Profit. Gross profit increased $14.3 million, or 105.7%, from $13.6 million in the 1999 Quarter to $27.9 million in the 2000 Quarter, primarily due to the growth in revenue. As a percentage of revenue, gross profit increased from 57.2% in the 1999 Quarter to 57.5% in the 2000 Quarter primarily due to an increase in license fees in the 2000 Quarter.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $10.3 million, or 97.5%, from $10.6 million in the 1999 Quarter to $20.9 million in the 2000 Quarter, primarily due to the expenses of the businesses acquired during fiscal 1999 as well as the expansion of corporate infrastructure and commission costs associated with increased revenue. As a percentage of revenue, selling, general and administrative expenses decreased from 44.7% in the 1999 Quarter to 43.1% in the 2000 Quarter primarily due to a more efficient use of resources.

     Goodwill Amortization. Goodwill amortization increased $765,000, from $380,000 in the 1999 Quarter to $1,145,000 in the 2000 Quarter, due to additional goodwill recorded in connection with acquisitions completed during fiscal 1999 and contingent consideration recorded during fiscal 1999.

     Income Taxes. Provision for income taxes increased $1,651,000, from $1,187,000 in the 1999 Quarter to $2,838,000 in the 2000 Quarter, due to increased income from businesses acquired during fiscal 1999.

     Other Income. Other income for the 2000 Quarter consisted of a $362,000 gain recorded on proceeds of $833,000 from the sale of a business.

     Net Income. Net income increased $1.7 million or 122.9% from $1.4 million in the 1999 Quarter to $3.1 million in the 2000 Quarter. Diluted earnings per common share increased $0.04 or 30.8% from $0.13 in the 1999 Quarter to $0.17 in the 2000 Quarter.

COMBINED LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, the Company had cash of approximately $764,000 and outstanding indebtedness of $41.0 million. The Company has an $80.0 million credit facility with related borrowings of $32.0 million at September 30, 1999. The credit facility, which terminates on December 31, 2001, (i) prohibits the payment of dividends and other distributions by the Company, (ii) generally does not permit the Company to incur or assume other indebtedness, and (iii) requires the Company to comply with certain financial covenants.

     The Company anticipates that its cash flow from operations and availability under the credit facility will provide cash sufficient to satisfy the Company's working capital requirements, debt service requirements and planned capital expenditures for the next 12 months.

     The Company has two effective shelf registration statements on Form S-4. Each registration statement relates to the issuance of up to 3,000,000 shares of Common Stock in connection with acquisitions. Of this amount, 3,736,180 shares have been issued through November 10, 1999 and a currently undeterminable number of shares may become issuable as contingent consideration under the registration statements with respect to acquisitions completed before such date.

     The merger agreements between PROVANT and each of the Founding Companies provide for the payment of Contingent Consideration. With respect to five of the Founding Companies, Contingent Consideration was paid in fiscal 1999 through the issuance of 901,115 shares of Common Stock value at $9.4 million. For the remaining two Founding Companies, Contingent Consideration consisting of 867,333 shares of Common Stock valued at $10.1 million and cash of $25.9 million was paid in the first quarter of fiscal 2000.

     The merger agreements between PROVANT and all but one of the Subsequent Acquisitions provide for the payment of Contingent Consideration of cash and/or shares of Common Stock if certain performance criteria are met over future periods ranging from one to three years. The Contingent Consideration will be paid in shares of Common Stock or cash in accordance with a formula based on the relationship of defined earnings before interest and taxes ("EBIT") or revenue of the acquired business to a specified baseline EBIT or revenue target and certain other adjustments. For the two Subsequent Acquisitions with Contingent Consideration based on performance criteria associated with the year ended June 30, 1999, 499,994 shares of Common Stock valued at $5.1 million were issued in the first quarter of fiscal 2000. The remaining accrued Contingent Consideration, consisting of 82,820 shares of Common Stock valued at $1.2 million and cash of $7.5 million, will be paid in the second quarter of fiscal 2000 through the issuance of Common Stock and borrowings under the Company's credit facility. Contingent Consideration of cash and/or shares of Common Stock up to maximum amounts of $1.5 million, $35.9 million and $18.3 million could be payable based on performance criteria associated with the year ended December 31, 1999, the two years ended June 30, 2001 and the three years ended December 31, 2001, respectively. For two of the Subsequent Acquisitions, Contingent Consideration of cash and/or shares of Common Stock are payable based entirely on performance criteria over a three to four year period and is not currently determinable.

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

     To date, the Company has incurred approximately $80,000 to remediate Year 2000 issues by upgrading or replacing systems identified as non-compliant as a result of the Company's Year 2000 assessment. As of June 30, 1999, the Company had completed its assessment and remediation of Year 2000 issues.

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

     The Company has completed its evaluation of its customers' and vendors' contingency planning with respect to their potential Year 2000 deficiencies. The Company is in the process of evaluating the need to develop a contingency plan to address potential disruptions to its operations that may result from the Year 2000 issue.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which requires that all derivative instruments be recorded on the balance sheet at their fair values. Changes in the fair value of derivatives are recorded in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 137), which amended the effective date of SFAS No. 133. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not believe that the adoption of SFAS No. 133 will have a material impact on the Company's financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ON MARKET RISK

     The Company invests its cash in money market instruments. These instruments are denominated in U.S. dollars. Due to the conservative nature of these instruments, the Company does not believe that it has a material exposure to interest rate or market risk. The investment portfolio is used to preserve the Company's capital until it is required to fund operations or acquisitions. None of these instruments are held for trading purposes. The Company does not own derivative financial instruments.

     The Company is exposed to interest rate risk in the ordinary course of business. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings or cash flow. A one-percentage increase in interest rates would have an immaterial impact on the fair market value of the Company's debt and future earnings or cash flow.

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

                                            PROVANT, INC.

                                            By: /s/ RAJIV BHATT
                                              ----------------------------------
                                              Rajiv Bhatt
                                              Executive Vice President and
                                              Chief Financial Officer

Date: November 12, 1999