Form 10-Q
period 1999-12-31
PROVANT INC
filed 2000-02-14
CIK 1054853

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                       COMMISSION FILE NUMBER: 000-23989

                                 PROVANT, INC.
             (Exact name of Registrant as Specified in its Charter)

                   DELAWARE                                      04-3395167
         (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                    Identification Number)
      67 BATTERYMARCH STREET, SUITE 400                            02110
                  BOSTON, MA                                     (Zip Code)
   (Address of Principal Executive Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 261-1600

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of common stock outstanding at February 10, 2000:
20,975,985

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 PROVANT, INC.

                                     INDEX

                                                              PAGE
                                                              ----
PART I. -- FINANCIAL INFORMATION
Item 1. Financial Statements
     Consolidated Balance Sheets as of June 30, and December
      31, 1999..............................................    3
     Consolidated Statements of Operations for the three and
      six months ended December 31, 1998 and 1999...........    4
     Consolidated Statements of Cash Flows for the six
      months ended December 31, 1998 and 1999...............    5
     Notes to Consolidated Financial Statements.............    6
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................    8
Item 3. Quantitative and Qualitative Disclosure on Market
  Risk......................................................   11
PART II. -- OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds...........   12
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................   12
Item 6. Exhibits and Reports on Form 8-K....................   13
Signature...................................................   14

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 PROVANT, INC.

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              JUNE 30,    DECEMBER 31,
                                                                1999          1999
                                                              --------    ------------
                                        ASSETS
Current Assets:
     Cash and cash equivalents..............................  $  7,616      $  7,374
     Accounts receivable, net of allowance for doubtful
      accounts of $1,437 and $1,356, respectively...........    39,188        41,901
     Inventory..............................................     4,470         3,812
     Deferred income taxes..................................     2,791         3,514
     Costs in excess of billings............................     6,965         7,185
     Prepaid expenses and other current assets..............     3,561         3,780
                                                              --------      --------
          Total current assets..............................    64,591        67,566
Property and equipment, net.................................     7,588         9,095
Other assets................................................     3,037         4,985
Goodwill, net...............................................   223,479       221,639
                                                              --------      --------
          Total assets......................................  $298,695      $303,285
                                                              ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable.......................................  $  8,412      $  7,903
     Accrued expenses.......................................    22,323        17,615
     Accrued compensation...................................     8,332         7,016
     Billings in excess of costs............................     7,389         8,720
     Deferred revenue.......................................     1,480         1,896
     Income taxes payable...................................     5,592         5,221
     Current portion of long term debt......................     1,477         1,210
                                                              --------      --------
          Total current liabilities.........................    55,005        49,581
Accrued contingent consideration............................    32,863            --
Long term debt, net of current portion......................     9,242        47,584
                                                              --------      --------
          Total liabilities.................................    97,110        97,165
Stockholders' Equity:
     Preferred stock, $.01 par value; none issued...........        --            --
     Common stock, $.01 par value; 19,325,893 and 20,969,432
      shares issued and outstanding, respectively...........       193           210
     Additional paid-in capital.............................   178,675       197,241
     Common stock issuable as contingent consideration......    18,881            --
     Retained earnings......................................     3,836         8,669
                                                              --------      --------
          Total stockholders' equity........................   201,585       206,120
                                                              --------      --------
          Total liabilities and stockholders' equity........  $298,695      $303,285
                                                              ========      ========

          See accompanying notes to consolidated financial statements.

                                 PROVANT, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                              DECEMBER 31,                  DECEMBER 31,
                                       --------------------------    ---------------------------
                                          1998           1999           1998            1999
                                       -----------    -----------    -----------    ------------
Total revenue........................  $    37,604    $    56,869    $    66,998    $    112,690
Cost of revenue......................       15,009         22,079         26,838          44,955
                                       -----------    -----------    -----------    ------------
     Gross profit....................       22,595         34,790         40,160          67,735
Selling, general and administrative
  expenses...........................       19,876         26,381         34,584          52,684
Pooling costs........................           --          1,215             --           1,215
Goodwill amortization................          593          1,369            973           2,514
                                       -----------    -----------    -----------    ------------
Income from operations...............        2,126          5,825          4,603          11,322
Other income (expense)...............          954           (104)           877             248
Interest expense, net................         (178)          (559)          (169)           (748)
                                       -----------    -----------    -----------    ------------
     Income before income taxes......        2,902          5,162          5,311          10,822
Provision for income taxes...........        1,774          2,937          3,113           5,989
                                       -----------    -----------    -----------    ------------
     Net income......................  $     1,128    $     2,225    $     2,198    $      4,833
                                       ===========    ===========    ===========    ============
Pro forma adjustments:
     Contractual reduction to salary
       and bonuses...................                       1,728                          3,344
     Pooling costs...................                       1,215                          1,215
     Income tax provision............                        (902)                        (1,259)
                                                      -----------                   ------------
Pro forma net income.................                 $     4,266                   $      8,133
                                                      ===========                   ============
Earnings per common share:
Basic................................  $      0.08    $      0.11    $      0.17    $       0.23
Diluted..............................  $      0.08    $      0.10    $      0.16    $       0.23
Pro forma earnings per common share:
Basic................................                 $      0.20                   $       0.39
Diluted..............................                 $      0.20                   $       0.38
Weighted average common shares
  outstanding:
Basic................................   13,922,799     20,888,990     13,080,947      20,820,175
Diluted..............................   14,683,606     22,129,998     14,090,627      21,852,046

          See accompanying notes to consolidated financial statements.

                                 PROVANT, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
Cash flows from operating activities:
Net income..................................................  $  2,198    $  4,833
Adjustments to reconcile net income to net cash used in
  operating activities:
     Depreciation and amortization..........................     1,810       3,985
     Allowance for doubtful accounts........................       (47)        (81)
     Gain on sale of business...............................        --        (362)
Changes in operating assets and liabilities:
     Accounts receivable....................................     4,056      (3,266)
     Inventory..............................................      (476)       (389)
     Deferred income taxes..................................    (1,538)         --
     Costs in excess of billings............................      (824)       (241)
     Prepaid expenses and other current assets..............      (815)          6
     Other assets...........................................       (67)     (1,958)
     Accounts payable and accrued expenses..................    (5,022)     (5,640)
     Accrued compensation...................................      (762)     (1,240)
     Billings in excess of costs............................     1,986       1,331
     Deferred revenue.......................................       107         416
     Income taxes payable...................................    (1,417)       (371)
                                                              --------    --------
          Total adjustments.................................    (3,009)     (7,810)
                                                              --------    --------
          Net cash used in operating activities.............      (811)     (2,977)
                                                              --------    --------
Cash flows from investing activities:
     Payment of acquisition related costs...................        --        (789)
     Proceeds from sale of business.........................        --         833
     Additions to property and equipment....................      (507)     (3,409)
     Payment of contingent consideration....................        --     (33,342)
     Acquisitions of businesses, net of cash acquired.......   (25,846)         --
     Proceeds from sale of property and equipment...........       214          --
                                                              --------    --------
          Net cash used in investing activities.............   (26,139)    (36,707)
                                                              --------    --------
Cash flows from financing activities:
     Issuance of common stock...............................        42       1,571
     Borrowings under line of credit........................    19,645      45,000
     Repayment of line of credit............................        --      (7,000)
     Repayment of notes payable.............................        --        (129)
                                                              --------    --------
          Net cash provided by financing activities.........    19,687      39,442
                                                              --------    --------
Net decrease in cash and cash equivalents...................    (7,263)       (242)
Cash and cash equivalents, beginning of period..............     7,823       7,616
                                                              --------    --------
Cash and cash equivalents, end of period....................  $    560    $  7,374
                                                              ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest......................................  $     --    $    630
                                                              ========    ========
Cash paid for income taxes..................................  $  4,294    $  6,538
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

     On May 4, 1998, PROVANT completed the initial public offering (the "IPO") of its common stock (the "Common Stock") and simultaneously acquired in separate merger transactions (the "Combination") seven companies engaged in providing performance improvement training services and products (collectively referred to as the "Founding Companies"). Since the completion of the IPO, the Company acquired in separate transactions 12 additional companies (the "Subsequent Acquisitions") engaged in providing performance improvement training services and products (collectively such companies are referred to with the Founding Companies as the "Operating Companies").

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

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of December 31, 1999 and the results of operations and cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it uses for its annual financial statements.

     On December 14, 1999, PROVANT acquired Senn-Delaney Leadership Consulting Group, Inc. and Senn-Delaney Leadership Consulting U.K., Ltd. (together, "Senn-Delaney Leadership") in an acquisition accounted for as a pooling-of-interests. As required under the pooling-of-interests method, the results for all periods presented include the results of Provant and Senn-Delaney Leadership.

     The pro forma adjustments give effect to (i) the compensation differential (adjusting compensation to contractually agreed-upon levels), (ii) pooling-related costs, and (iii) provision for income taxes using an effective corporate tax rate of 41.5% for Senn-Delaney Leadership and 40% for PROVANT, adjusted for non-tax deductible goodwill. The compensation differential represents pro forma adjustments to salary, bonuses and benefits paid to certain employee owners of Senn-Delaney Leadership to which they have contractually agreed prospectively. The aggregate compensation differentials for the three-month and six-month periods ended December 31, 1999 were $1.7 million and $3.3 million, respectively.

2. CONTINGENT CONSIDERATION

     During the six months ended December 31, 1999, PROVANT issued contingent consideration consisting of cash of $33.3 million and 1,450,139 shares of Common Stock valued at $16.3 million, of which cash of $7.5 million and 82,812 shares of Common Stock valued at $1.2 million were issued during the three months ended December 31, 1999.

     The merger agreements between PROVANT and seven of the Subsequent Acquisitions provide for the payment of contingent consideration of cash and/or shares of Common Stock if certain performance criteria are met over future periods ranging from one to three years. The contingent consideration will be paid in cash and shares of Common Stock in accordance with a formula based on the relationship of defined earnings before interest and taxes ("EBIT") of the acquired business to a specified baseline EBIT target and certain other adjustments. Contingent consideration of cash and/or shares of Common Stock up to maximum amounts of $35.9 million, $3.3 million and $15.0 million could be payable based on performance criteria associated with the two years ended June 30, 2001 the three years ended December 31, 2001, and three years ended June 30, 2001, respectively. For one Subsequent Acquisition, contingent consideration of cash and/or shares of Common Stock is payable based entirely on performance criteria over a three-year period and is not currently determinable.

3. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands except per share data):

                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                               DECEMBER 31,              DECEMBER 31,
                                          -----------------------   -----------------------
                                             1998         1999         1998         1999
                                          ----------   ----------   ----------   ----------
Numerator:
     Basic net income...................  $    1,128   $    2,225   $    2,198   $    4,833
     Interest expense on convertible
       notes payable....................          --           57           --          115
                                          ----------   ----------   ----------   ----------
     Diluted net income.................  $    1,128   $    2,282   $    2,198   $    4,948
                                          ==========   ==========   ==========   ==========
Denominator:
     Basic weighted average common
       shares outstanding...............  13,922,799   20,888,990   13,080,947   20,820,175
     Shares to be issued as Contingent
       Consideration....................     303,356           --      580,120       41,410
     Effect of dilutive securities:
       stock options, warrants and
       convertible notes payable........     457,451    1,241,008      429,560      990,461
                                          ----------   ----------   ----------   ----------
     Diluted weighted average common
       shares outstanding...............  14,683,606   22,129,998   14,090,627   21,852,046
     Basic earnings per common share....  $     0.08   $     0.11   $     0.17   $     0.23
                                          ==========   ==========   ==========   ==========
     Diluted earnings per common
       share............................  $     0.08   $     0.10   $     0.16   $     0.23
                                          ==========   ==========   ==========   ==========

4. PURCHASE BUSINESS COMBINATIONS

     The following is a reconciliation of net cash paid for acquisitions during the six months ended December 31, 1998 (Dollars in thousands):

Fair value of assets acquired...............................  $ 57,123
Liabilities assumed.........................................   (10,752)
Fair value of Common Stock consideration issued.............   (16,990)
                                                              --------
Cash paid...................................................    29,381
Less cash acquired..........................................    (3,535)
                                                              --------
     Net cash paid for acquisitions.........................  $ 25,846
                                                              ========

5. POOLING OF INTERESTS

     On December 14, 1999, PROVANT acquired Senn-Delaney Leadership for an aggregate purchase price of 2,168,286 shares of the Company's Common Stock in an acquisition accounted for as a pooling-of-interests. In connection with the merger, the Company also assumed outstanding Senn-Delaney Leadership options that were converted into options to purchase an aggregate of 352,212 shares of the Company's common stock. The purchase price paid by Provant in the acquisition was determined as the result of arm's-length negotiations between Provant and the principals of Senn-Delaney Leadership.

     Senn-Delaney Leadership, based in Long Beach, California, specializes in creating organizational and team effectiveness at the senior executive level, including assisting senior management in fostering the success of mergers and acquisitions by aligning the newly merged organization.

     In accordance with the pooling-of-interests method of accounting, the results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                DECEMBER 31,          DECEMBER 31,
                                             ------------------    -------------------
                                              1998       1999       1998        1999
                                             -------    -------    -------    --------
Revenue:
     PROVANT...............................  $31,740    $48,973    $55,450    $ 97,499
     Senn-Delaney Leadership...............    5,864      7,896     11,548      15,191
                                             -------    -------    -------    --------
     Combined..............................  $37,604    $56,869    $66,998    $112,690
                                             =======    =======    =======    ========

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                DECEMBER 31,          DECEMBER 31,
                                             ------------------    -------------------
                                              1998       1999       1998        1999
                                             -------    -------    -------    --------
Net Income:
     PROVANT...............................  $ 1,840    $ 2,788    $ 3,239    $  5,907
     Senn-Delaney Leadership...............     (712)      (563)    (1,041)     (1,074)
                                             -------    -------    -------    --------
     Combined..............................  $ 1,128    $ 2,225    $ 2,198    $  4,833
                                             =======    =======    =======    ========

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

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1999 (DOLLARS IN THOUSANDS):

                                      THREE MONTHS ENDED DECEMBER 31,         SIX MONTHS ENDED DECEMBER 31,
                                     ----------------------------------    -----------------------------------
                                          1998               1999               1998                1999
                                     ---------------    ---------------    ---------------    ----------------
Total revenue......................  $37,604   100.0%   $56,869   100.0%   $66,998   100.0%   $112,690   100.0%
Cost of revenue....................   15,009    39.9     22,079    38.8     26,838    40.1      44,955    39.9
                                     -------   -----    -------   -----    -------   -----    --------   -----
Gross profit.......................   22,595    60.1     34,790    61.2     40,160    59.9      67,735    60.1
Operating expenses.................   19,876    52.9     26,381    46.4     34,584    51.6      52,684    46.8
Pooling costs......................       --      --      1,215     2.1         --      --       1,215     1.1
Goodwill amortization..............      593     1.6      1,369     2.4        973     1.5       2,514     2.2
                                     -------   -----    -------   -----    -------   -----    --------   -----
Income from operations.............  $ 2,126     5.7    $ 5,825    10.2    $ 4,603     6.9    $ 11,322    10.0%
Other income.......................      954     2.5       (104)   (0.2)       877     1.3         248     0.2
Interest expense, net..............     (178)   (0.5)      (559)   (1.0)      (169)   (0.2)       (748)   (0.7)
Provision for income taxes.........    1,774     4.7      2,937     5.2      3,113     4.6       5,989     5.3
                                     -------   -----    -------   -----    -------   -----    --------   -----
Net income.........................  $ 1,128     3.0%   $ 2,225     3.9%   $ 2,198     3.3%   $  4,833     4.3%
                                     =======   =====    =======   =====    =======   =====    ========   =====

RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 (THE "1999 QUARTER") COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1999 (THE "2000 QUARTER")

     Revenue. Revenue increased $19.3 million, or 51.2%, from $37.6 million in the 1999 Quarter to $56.9 million in the 2000 Quarter. The increase was primarily attributable to revenues from businesses acquired during fiscal 1999 as well as increased service revenue, train-the-trainer seminars, license fees and royalties.

     Cost of Revenue. Cost of revenue as a percentage of revenue decreased from 39.9% in the 1999 Quarter to 38.8% in the 2000 Quarter, primarily due to revenue growth being greater than the corresponding increase in costs and increased higher-margin license revenues during the 2000 Quarter.

     Gross Profit. Gross profit increased $12.2 million, or 54%, from $22.6 million in the 1999 Quarter to $34.8 million in the 2000 Quarter, primarily due to the growth in revenue. As a percentage of revenue, gross profit increased from 60.1% in the 1999 Quarter to 61.2% in the 2000 Quarter primarily due to an increase in license fees in the 2000 Quarter.

     Operating Expenses. Operating expenses increased $6.5 million, or 32.7%, from $19.9 million in the 1999 Quarter to $26.4 million in the 2000 Quarter, primarily due to the expenses of the businesses acquired during fiscal 1999 as well as the expansion of corporate infrastructure and commission costs associated with increased revenue. As a percentage of revenue, selling, general and administrative expenses decreased from 52.9% in the 1999 Quarter to 46.4% in the 2000 Quarter primarily due to a more efficient use of resources. Included in operating expenses for the 1999 Quarter and 2000 Quarter is $2.6 million and $1.7 million of compensation differential. The compensation differential represents pro forma adjustments to salary, bonuses and benefits paid to certain employee owners of Senn-Delaney Leadership to certain levels to which they contractually agreed prospectively.

     Pooling Costs. Pooling costs consist of accounting, legal, investment banker fees and due diligence expenses incurred in connection with the acquisition of Senn-Delaney Leadership.

     Goodwill Amortization. Goodwill amortization increased $776,000 or 130.1%, from $593,000 in the 1999 Quarter to $1.4 million in the 2000 Quarter, due to additional goodwill recorded in connection with acquisitions completed during fiscal 1999 and contingent consideration recorded during fiscal 1999 and 2000.

     Other Income. Other income for the 1999 Quarter consisted primarily of a non-recurring gain of $982,000 ($581,000, net of tax) from the settlement of litigation by Senn-Delaney Leadership. The impact on diluted earnings per share for the 1999 Quarter was $0.04.

     Interest Expense, net. Interest expense, net increased $381,000, or 214%, from $178,000 in the 1999 Quarter to $559,000 in the 2000 Quarter, due to increased borrowings under the line of credit and higher interest rates during fiscal 2000.

     Income Taxes. Provision for income taxes increased $1.2 million, from $1.8 million in the 1999 Quarter to $2.9 million in the 2000 Quarter, due to increased pre-tax income.

     Net Income. Net income increased $1.1 million from $1.1 million in the 1999 Quarter to $2.2 million in the 2000 Quarter.

RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 (THE "1999 PERIOD") COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1999 (THE "2000 PERIOD")

     Revenue. Revenue increased $45.7 million, or 68.2%, from $67.0 million in the 1999 Period to $112.7 million in the 2000 Period. The increase was primarily attributable to revenues from businesses acquired during fiscal 1999 as well as increased service revenue, train-the-trainer seminars, license fees and royalties.

     Cost of Revenue. Cost of revenue as a percentage of revenue decreased from 40.1% in the 1999 Period to 39.9% in the 2000 Period, primarily due to revenue growth being greater than the corresponding increase in costs and increased higher-margin license revenues during fiscal 2000.

     Gross Profit. Gross profit increased $27.6 million, or 68.7%, from $40.2 million in the 1999 Period to $67.7 million in the 2000 Period, primarily due to the growth in revenue. As a percentage of revenue, gross profit increased from 59.9% in the 1999 Period to 60.1% in the 2000 Period primarily due to an increase in license fees in the 2000 Period.

     Operating Expenses. Operating expenses increased $18.1 million, or 52.3%, from $34.6 million in the 1999 Period to $52.7 million in the 2000 Period, primarily due to the expenses of the businesses acquired during fiscal 1999 as well as the expansion of corporate infrastructure and commission costs associated with increased revenue. As a percentage of revenue, selling, general and administrative expenses decreased from 51.6% in the 1999 Period to 46.8% in the 2000 Period primarily due to a more efficient use of resources. Included in operating expenses for the 1999 Period and 2000 Period is $3.5 million and $3.3 million of compensation differential. The compensation differential represents pro forma adjustments to salary, bonuses and benefits paid to certain employee owners of Senn-Delaney Leadership to certain levels to which they contractually agreed prospectively.

     Pooling Costs. Pooling costs consist of accounting, legal, investment banker fees, and due diligence expenses incurred in connection with the acquisition of Senn-Delaney Leadership.

     Goodwill Amortization. Goodwill amortization increased $1.5 million or 158.4%, from $973,000 in the 1999 Period to $2.5 million in the 2000 Period, due to additional goodwill recorded in connection with acquisitions completed during fiscal 1999 and contingent consideration recorded during fiscal 1999 and 2000.

     Other Income. Other income for the 1999 Period consisted primarily of a non-recurring gain of $982,000 ($581,000, net of tax) from the settlement of litigation by Senn-Delaney Leadership. The impact on diluted earnings per share for the 1999 Quarter was $0.04. Other income for the 2000 Period consisted primarily of a $362,000 gain recorded on proceeds of $833,000 from the sale of a business.

     Interest Expense, net. Interest expense, net increased $579,000, or 343%, from $169,000 in the 1999 Period to $748,000 in the 2000 Period, due to increased borrowings under the line of credit and higher interest rates during fiscal 2000.

     Income Taxes. Provision for income taxes increased $2.9 million from $3.1 million in the 1999 Period to $6.0 million in the 2000 Period, due to increased pre-tax income.

     Net Income. Net income increased $2.6 million from $2.2 million in the 1999 Period to $4.8 million in the 2000 Period.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, the Company had cash of approximately $7.4 million and outstanding indebtedness of $48.8 million. The Company has a $105.0 million credit facility with related borrowings of $39.5 million at December 31, 1999. During the quarter ended December 31, 1999, the Company increased the availability under the credit facility from $80.0 million to $105.0 million. The credit facility, which terminates on December 31, 2001, (i) prohibits the payment of dividends and other distributions by the Company, (ii) generally does not permit the Company to incur or assume other indebtedness, and (iii) requires the Company to comply with certain financial covenants.

     The Company anticipates that its cash flow from operations and availability under the credit facility will provide cash sufficient to satisfy the Company's working capital requirements, debt service requirements and planned capital expenditures for the next 12 months.

     The Company has two effective shelf registration statements on Form S-4. Each registration statement relates to the issuance of up to 3,000,000 shares of Common Stock in connection with acquisitions. Of this amount, 3,736,180 shares have been issued through February 10, 2000 and a currently undeterminable number of shares may become issuable as contingent consideration under the registration statements with respect to acquisitions completed before such date.

     During the six months ended December 31, 1999, PROVANT issued contingent consideration consisting of cash of $33.3 million and 1,450,139 shares of Common Stock valued at $16.3 million, of which cash of $7.5 million and 82,812 shares of Common Stock valued at $1.2 million were issued during the three months ended December 31, 1999.

     The merger agreements between PROVANT and seven of the Subsequent Acquisitions provide for the payment of contingent consideration of cash and/or shares of Common Stock if certain performance criteria are met over future periods ranging from one to three years. The contingent consideration will be paid in cash and shares of Common Stock in accordance with a formula based on the relationship of defined earnings before interest and taxes ("EBIT") of the acquired business to a specified baseline EBIT target and certain other adjustments. Contingent consideration of cash and/or shares of Common Stock up to maximum amounts of $35.9 million, $3.3 million and $15.0 million could be payable based on performance criteria associated with the two years ended June 30, 2001 the three years ended December 31, 2001, and three years ended June 30, 2001, respectively. For one Subsequent Acquisition, contingent consideration of cash and/or shares of Common Stock is payable based entirely on performance criteria over a three-year period and is not currently determinable.

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

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On December 14, 1999, in connection with the acquisition of Senn-Delaney Leadership, the Company issued an aggregate of 2,168,286 shares of Common Stock. The transaction was exempt from registration by virtue of Rule 506 of Regulation D, as promulgated under the Securities Act of 1933, as amended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following matters were approved at the Company's Annual Meeting of Stockholders, which was held on November 3, 1999:

     (a) Election of the following members of the Board of Directors:

                                                           FOR        WITHHELD
                                                        ----------    --------
Paul M. Verrochi                                        15,399,235    298,114
John H. Zenger                                          15,399,277    298,072
Dominic J. Puopolo                                      15,399,477    297,872
Herbert A. Cohen                                        15,399,435    297,914
Michael J. Davies                                       15,399,477    297,872
Bert Decker                                             15,399,435    297,914
Paul C. Green, Ph.D.                                    15,399,435    297,914
David B. Hammond                                        15,414,977    282,372
John R. Murphy                                          15,414,777    282,572
Esther T. Smith                                         15,414,935    282,414
A. Carl von Sternberg                                   15,399,477    297,872
Marc S. Wallace                                         15,399,435    297,914

     (b) Proposal to amend and restate the 1998 Equity Incentive Plan:

   FOR       AGAINST    ABSTAIN   BROKER NON-VOTES
----------  ---------   -------   ----------------
12,079,860  2,086,018   113,375      1,418,096

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits:

 10.1 Amendment No. 6 to Revolving Credit Facility dated September
      30, 1999
 10.2 Amendment No. 7 to Revolving Credit Facility dated December
      10, 1999
 10.3 Employment Agreement between PROVANT, Inc. and Curtis M.
      Uehlein dated October 8, 1999
 10.4 Stock Option Agreement between PROVANT, Inc. and Curtis M.
      Uehlein dated October 8, 1999
 27.  Financial Data Schedule

     B. Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on December 29, 1999 (as amended January 21, 2000), relating to the acquisition of Senn-Delaney Leadership.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PROVANT, INC.

                                          By: /s/ RAJIV BHATT
                                            ------------------------------------
                                            Rajiv Bhatt
                                            Executive Vice President and
                                            Chief Financial Officer

Date: February 14, 2000