Form 10-Q
period 2000-03-31
PROVANT INC
filed 2000-05-15
CIK 1054853

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

         Commission File Number: 000-23989

                         PROVANT, Inc.
    (Exact name of Registrant as Specified in its Charter)

    DELAWARE                                         04-3395167
    (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)           Identification Number)

      67 BATTERYMARCH STREET, SUITE 400
               BOSTON, MA                               02110
    (Address of Principal Executive Offices)         (Zip Code)

    Registrant's telephone number, including area code: (617) 261-1600



    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Number of shares of common stock outstanding at May 12, 2000: 20,975,985

================================================================================

                                  PROVANT, INC.

                                      INDEX


PART I. - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

  Item 1.  Financial Statements

  Consolidated Balance Sheets as of June 30, 1999 and March 31, 2000         3

  Consolidated Statements of Operations for the three and nine months        4
   ended March 31, 1999 and 2000

  Consolidated Statements of Cash Flows for the nine months ended            5
     March 31, 1999 and 2000

  Notes to Consolidated Financial Statements                                 6

  Item 2. Management's Discussion and Analysis of Financial Condition and    9
     Results of Operations

  Item 3. Quantitative and Qualitative Disclosure on Market Risk             12

  PART II. - OTHER INFORMATION

  Item 5. Other Information                                                  13

  Item 6. Exhibits and Reports on Form 8-K                                   13

  Signature                                                                  14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PROVANT, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                              June 30,       March 31,
Assets                                                          1999           2000
                                                              --------       ---------
Current Assets:
    Cash and cash equivalents ........................        $  7,616        $    217
    Accounts receivable, net of allowance for doubtful          39,188          41,875
        accounts of $1,437 and $1,433 respectively
    Inventory ........................................           4,470           3,793
    Deferred income taxes ............................           2,791           3,641
    Costs in excess of billings ......................           6,965           6,678
    Prepaid expenses and other current assets ........           3,561           4,670
                                                              --------        --------
        Total current assets .........................          64,591          60,874

  Property and equipment, net ........................           7,588           8,524
  Other assets .......................................           3,037           3,809
  Goodwill, net ......................................         223,479         217,914
                                                              --------        --------
        Total assets .................................        $298,695        $291,121
                                                              ========        ========

  Liabilities and Stockholders' Equity
  Current Liabilities:
    Accounts payable .................................        $  8,412        $  5,356
    Accrued expenses .................................          22,323          15,153
    Accrued compensation .............................           8,332           7,197
    Billings in excess of costs ......................           7,389           6,764
    Deferred revenue .................................           1,480           1,176
    Income taxes payable .............................           5,592               8
    Accrued reorganization costs .....................            --             7,007
    Current portion of long term debt ................           1,477             657
                                                              --------        --------
        Total current liabilities ....................          55,005          43,318

  Accrued contingent consideration ...................          32,863            --
  Long term debt, net of current portion .............           9,242          46,158
                                                              --------        --------
        Total liabilities ............................          97,110          89,476

  Stockholders' Equity:
    Preferred stock, $.01 par value; none issued .....            --              --
    Common stock, $.01 par value; 19,325,893 and
    20,975,985 shares issued and outstanding,
    respectively .....................................             193             210
    Additional paid-in capital .......................         178,675         197,324
    Common stock issuable as
     contingent consideration ........................          18,881            --
    Retained earnings ................................           3,836           4,111
                                                              --------        --------
        Total stockholders' equity ...................         201,585         201,645
                                                              --------        --------
        Total liabilities and stockholders' equity ...        $298,695        $291,121
                                                              ========        ========

          See accompanying notes to consolidated financial statements.

PROVANT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                      Three months ended                Nine months ended
                                                            March 31,                        March 31,
                                                     --------------------             ---------------------
                                                     1999            2000             1999             2000
                                                     ----            ----             ----             ----
Total revenue ..............................    $     43,404     $     51,317     $    110,402     $    164,007
Cost of revenue ............................          17,175           21,490           44,013           66,445
                                                ---------------------------------------------------------------
      Gross profit .........................          26,229           29,827           66,389           97,562
Selling, general and administrative
  expenses .................................          21,069           25,972           55,653           78,656
Reorganization charge ......................            --              8,087             --              8,087
 Pooling costs .............................            --               --               --              1,215
 Goodwill amortization .....................             699            1,420            1,672            3,934
                                                ---------------------------------------------------------------
Income (loss) from operations ..............           4,461           (5,652)           9,064            5,670
Other income (expense) .....................              (6)            (157)             883               91
Interest income (expense),net ..............              40             (779)            (142)          (1,527)
                                                ---------------------------------------------------------------
       Income (loss) before income taxes ...           4,495           (6,588)           9,805            4,234
Provision (benefit) for income taxes .......           2,411           (2,030)           5,524            3,959
                                                ---------------------------------------------------------------
       Net income (loss) ...................    $      2,084     $     (4,558)    $      4,281     $        275
                                                ===============================================================
Pro forma adjustments:
       Compensation differential ...........                                                              3,344
       Pooling costs .......................                                                              1,215
       Income tax provision ................                                                             (1,259)
                                                                                                   ------------
Pro forma net income .......................                                                       $      3,575
                                                                                                   ============

Earnings (loss) per common share:
Basic ......................................    $       0.13     $      (0.22)    $       0.30     $       0.01
Diluted ....................................    $       0.12     $      (0.22)    $       0.28     $       0.01

Pro forma earnings per common share:
Basic ......................................                                                       $       0.17
Diluted ....................................                                                       $       0.17

Weighted average common shares outstanding:
Basic ......................................      16,478,670       20,974,089       14,213,521       20,871,477
Diluted ....................................      17,680,157       20,974,089       15,287,137       21,325,528


          See accompanying notes to consolidated financial statements.

PROVANT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)                                            Nine Months Ended March 31,
                                                          --------------------------
                                                              1999         2000
                                                            --------     --------
Cash flows from operating activities:
Net income .............................................    $  4,281     $    275
Adjustments to reconcile net income to net
 cash provided by (used) in operating activities:
   Depreciation and amortization .......................       3,015        6,105
   Allowance for doubtful accounts .....................         (18)          (4)
   Gain on sale of business ............................        --           (362)
   Non-cash reorganization charges .....................        --          3,252
Changes in operating assets and liabilities:
   Accounts receivable .................................       1,875       (3,317)
   Inventory ...........................................        (743)        (959)
   Deferred income taxes ...............................      (1,525)        --
   Costs in excess of billings .........................      (2,928)        (535)
   Prepaid expenses and other current assets ...........      (1,592)        (796)
   Other assets ........................................        (230)      (1,091)
   Accounts payable and accrued expenses ...............      (1,088)     (10,446)
   Accrued compensation costs...........................      (1,273)      (1,059)
   Billings in excess of costs .........................       4,376         (625)
   Deferred revenue ....................................        (958)        (304)
   Accrued reorganization costs ........................        --          7,007
   Income taxes payable ................................      (1,968)      (2,981)
                                                            --------     --------
     Total adjustments .................................      (3,057)      (6,115)
                                                            --------     --------
     Net cash provided by (used in) operating activities       1,224       (5,840)
                                                            --------     --------
Cash flows from investing activities:
   Payment of acquisition related costs ................        --         (1,407)
   Proceeds from sale of business ......................        --            833
   Additions to property and equipment .................      (1,437)      (5,091)
   Payment of contingent consideration .................        --        (33,342)
   Acquisitions of businesses, net of cash acquired ....     (30,544)        --
   Proceeds from sale of property and equipment ........         214         --
                                                            --------     --------
     Net cash used in investing activities .............     (31,767)     (39,007)
                                                            --------     --------
Cash flows from financing activities:
  Issuance of common stock .............................      54,833        1,654
  Borrowings under line of credit ......................      26,200       46,500
  Repayment of line of credit ..........................     (27,747)     (10,000)
  Repayment of notes payable ...........................        --           (706)
                                                            --------     --------
    Net cash provided by financing activities ..........      53,286       37,448
                                                            --------     --------
Net increase (decrease) in cash and cash equivalents....      22,743       (7,399)
Cash and cash equivalents, beginning of period .........       7,823        7,616
                                                            --------     --------
Cash and cash equivalents, end of period ...............    $ 30,566     $    217
                                                            ========     ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest .................................    $   --       $  1,322
                                                            ========     ========
Cash paid for income taxes .............................    $  4,294     $  7,325
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

     On May 4, 1998, PROVANT completed the initial public offering (the "IPO") of its common stock (the "Common Stock") and simultaneously acquired in separate merger transactions (the "Combination") seven companies engaged in providing performance improvement training services and products (collectively referred to as the "Founding Companies"). Since the completion of the IPO, the Company acquired in separate transactions 13 additional companies (the "Subsequent Acquisitions") engaged in providing performance improvement training services and products (collectively such companies are referred to with the Founding Companies as the "Operating Companies").

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

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of operations and cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it uses for its annual financial statements.

     On December 14, 1999, PROVANT acquired Senn-Delaney Leadership Consulting Group, Inc. and Senn-Delaney Leadership Consulting U.K., Ltd. (together, "Senn-Delaney Leadership") in an acquisition accounted for as a pooling-of-interests. As required under the pooling-of-interests method, the results for all periods presented include the results of Provant and Senn-Delaney Leadership.

     The pro forma adjustments give effect to (i) the compensation differential (adjusting compensation to contractually agreed-upon levels), (ii) pooling-related costs, and (iii) provision for income taxes using an effective corporate tax rate of 41.5% for Senn-Delaney Leadership and 40% for PROVANT, adjusted for non-tax deductible goodwill. The compensation differential represents pro forma adjustments to salary, bonuses and benefits paid to certain employee owners of Senn-Delaney Leadership to which they have contractually agreed prospectively. The aggregate compensation differential for the nine-month periods ended March 31, 2000 was $3.3 million.

2.   CONTINGENT CONSIDERATION

     During the nine months ended March 31, 2000, PROVANT issued contingent consideration consisting of cash of $33.3 million and 1,450,139 shares of Common Stock valued at $16.3 million.

     The merger agreements between PROVANT and four of the Subsequent Acquisitions provide for the payment of contingent consideration of cash and/or shares of Common Stock if certain performance criteria are met over future periods ranging from one to three years. The contingent consideration will be paid in cash and shares of Common Stock in accordance with a formula based on the relationship of defined earnings before interest and taxes ("EBIT") of the acquired business to a specified baseline EBIT target and certain other adjustments. Contingent consideration of cash and/or shares of Common Stock up to maximum amounts of $35.9 million could be payable based on performance criteria associated with the two years ended June 30, 2001. For one Subsequent Acquisition, contingent consideration of cash and/or shares of Common Stock is payable based entirely on performance criteria over a three-year period and is not currently determinable.

3.   EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per common share (dollars in thousands except per share data):

                                                                   Three months ended           Nine months ended
                                                                         March 31,                   March 31,
                                                                   -----------------           -------------------
Numerator:                                                         1999         2000           1999           2000
                                                                   ----         ----           ----           ----
  Basic and diluted net income ...........................    $     2,084    $   (4,558)    $     4,281    $       275
                                                              ========================================================
Denominator:
Basic weighted average common shares outstanding .........     16,478,670    20,974,089      14,213,521     20,871,477
Shares to be issued as Contingent ........................        509,907          --           556,716         27,607
Consideration
Effect of dilutive securities: stock options, warrants and
convertible notes payable.................................        691,580          --           516,900        426,444
                                                              --------------------------------------------------------
Diluted weighted average common shares outstanding .......     17,680,157    20,974,089      15,287,137     21,325,528

Basic earnings (loss) per common share ...................    $      0.13    $    (0.22)    $      0.30    $      0.01
                                                              ========================================================
Diluted earnings (loss) per common share .................    $      0.12    $    (0.22)    $      0.28    $      0.01
                                                              ========================================================

The following securities that could potentially dilute future basic earnings per common share were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive:


                                 Three months ended        Nine months ended
                                      March 31,                March 31,
                                 ------------------       -------------------
                                 1999        2000          1999          2000
                                 ----        ----          ----          ----
Stock options ...........       25,444    1,706,802       35,075      741,183
Convertible notes payable         --        410,413         --        404,348
                             ------------------------------------------------
Total ...................       25,444    2,117,215       35,075    1,145,531
                             ================================================

4.   REORGANIZATION AND OTHER CHARGES

In March 2000, the Company recorded charges related to its reorganization program of $10.6 million. Of this $10.6 million, approximately $1.4 million was recorded through cost of sales, $1.1 million was recorded through selling, general and administrative expense and $8.1 million was recorded as a reorganization charge. The reorganization program includes the elimination of executive positions, reduction in service delivery and administrative employees, combination of certain duplicative operating facilities, abandonment of certain property, equipment and leasehold improvements, and the elimination of certain services and products, which are not material to the Company's business. As part of the reorganization program, the Company plans on terminating approximately 190 employees, of which, 55 employees were terminated as of March 31, 2000.

The amounts recorded related to the reorganization program were as follows (in thousands):

                                                                                  Selling,
                                                                                general and
                                                 Reorganization               administrative
                                                     charge     Cost of sales     expense      Total charges
                                                 -----------------------------------------------------------
Executive severance ........................        $ 3,884        $  --             --          $ 3,884
Employee severance .........................            813           --             --              813
Lease termination costs ....................          2,161           --             --            2,161
Inventory and contract termination costs ...           --            1,385           --            1,385
Abandonment of property and equipment ......            629           --              922          1,551
Other costs related to eliminated
 activities ................................            600           --              214            814
                                                 -----------------------------------------------------------
Total ......................................        $ 8,087        $ 1,385        $ 1,136        $10,608
                                                 ===========================================================

The following table summarizes the activity related to the reorganization program costs at March 31, 2000 (in thousands):

                         Beginning                        Cash           Ending
                          Balance      Write-offs       Payments        Balance
                         -------------------------------------------------------
Severance benefits......  $ 4,697        $  (309)        $  (142)        $ 4,246
Exit costs .............    2,975             (7)           (207)          2,761
Asset impairments.......    2,936         (2,936)           --              --
                         -------------------------------------------------------
Total ..................  $10,608        $(3,252)        $  (349)        $ 7,007
                         =======================================================

The Company expects to make future cash payments of approximately $3.2 million in fiscal 2000 and approximately $3.7 million in fiscal 2001 and beyond. The Company expects the final additional charges relating to the reorganization program of approximately $1.0 million to be recorded during the fourth quarter of fiscal year 2000. The severance and lease obligations will be disbursed over a period based upon the terms of the severance and lease agreements.

5.   LINE OF CREDIT FACILITY

The Company has a $105.0 million credit facility with related borrowings of $38.0 million at March 31, 2000. During the quarter ended December 31, 1999, the Company increased the availability under the credit facility from $80.0 million to $105.0 million. The credit facility, which terminates on December 31, 2001,
(i) prohibits the payment of dividends and other distributions by the Company,
(ii) generally does not permit the Company to incur or assume other indebtedness, and (iii) requires the Company to comply with certain financial covenants.

6    PURCHASE BUSINESS COMBINATIONS

The following is a reconciliation of net cash paid for acquisitions during the nine months ended March 31, 1999 (Dollars in thousands):

        Fair value of assets acquired ....................     $ 69,489
        Liabilities assumed ..............................      (12,758)
        Notes payable issued .............................         (971)
        Fair value of Common Stock consideration issued...      (21,074)
                                                               --------
        Cash paid ........................................       34,686
        Less cash acquired ...............................       (4,142)
                                                               --------
           Net cash paid for acquisitions ................     $ 30,544
                                                               ========

The Company did not acquire any companies that were accounted for under the purchase method of accounting during the nine months ended March 31, 2000.

7    POOLING OF INTERESTS

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

     In accordance with the pooling-of-interests method of accounting, the results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

                                  Three months ended              Nine months ended
                                       March 31,                       March 31,
                               ------------------------        ------------------------
Revenue:                         1999            2000            1999            2000
                               --------        --------        --------        --------
PROVANT                        $ 36,213        $ 42,658        $ 91,663        $140,157
Senn-Delaney Leadership           7,191           8,659          18,739          23,850
                               --------------------------------------------------------
Combined                       $ 43,404        $ 51,317        $110,402        $164,007
                               ========================================================

                                  Three months ended              Nine months ended
                                       March 31,                       March 31,
                               ------------------------        -----------------------
Net income (loss):               1999            2000           1999            2000
                               -------         --------        -------         -------
PROVANT                        $ 2,689         $(6,007)        $ 5,928         $  (100)
Senn-Delaney Leadership           (605)          1,449          (1,647)            375
                               -------------------------------------------------------
Combined                       $ 2,084         $(4,558)        $ 4,281         $   275
                               =======================================================


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

     In March 2000, the Company recorded charges related to its reorganization program of $10.6 million. Of this $10.6 million, approximately $1.4 million was recorded through cost of sales, $1.1 million was recorded through selling, general and administrative expense and $8.1 million was recorded as a reorganization charge. The reorganization program includes the elimination of executive positions, reduction in service delivery and administrative employees, combination of certain duplicative operating facilities, abandonment of certain property, equipment and leasehold improvements, and the exiting of certain services and products.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1999 AND 2000 (DOLLARS IN THOUSANDS):

                                               Three months ended March 31,               Nine months ended March 31,
                                                1999                 2000                  1999                 2000
                                       -------------------------------------------------------------------------------------
Total revenue ...................       $43,404     100.0%    $51,317    100.0%    $110,402     100.0%    $164,007    100.0%
Cost of revenue .................        17,175      39.6      21,490     41.9       44,013      39.9       66,445     40.5
                                       -------------------------------------------------------------------------------------
Gross profit ....................        26,229      60.4      29,827     58.1       66,389      60.1       97,562     59.5
Operating expenses ..............        21,069      48.5      25,972     50.6       55,653      50.4       78,656     48.0
Reorganization charge ...........                               8,087     15.7                               8,087      4.9
Pooling costs ...................          --          --          --       --           --        --        1,215      0.7
Goodwill amortization ...........           699       1.6       1,420      2.8        1,672       1.5        3,934      2.4
                                       -------------------------------------------------------------------------------------
Income (loss) from operations ...         4,461      10.3      (5,652)   (11.0)       9,064       8.2        5,670      3.4
Other income (expense) ..........            (6)       --        (157)    (0.3)         883       0.8           91       --
Interest income (expense), net ..            40        --        (779)    (1.5)        (142)     (0.1)      (1,527)    (0.9)
Provision (benefit) for income
 taxes ..........................         2,411       5.5      (2,030)    (3.9)       5,524       5.0        3,959      2.4
                                       -------------------------------------------------------------------------------------
Net income (loss)................       $ 2,084       4.8%    $(4,558)    (8.9)%   $  4,281       3.9%    $    275      0.2%
                                       =====================================================================================


RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 (THE "1999 QUARTER") COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000 (THE "2000 QUARTER")

     Revenue. Revenue increased $7.9 million, or 18.2%, from $43.4 million in the 1999 Quarter to $51.3 million in the 2000 Quarter. The increase was primarily attributable to revenues from businesses acquired during fiscal 1999 as well as increased service revenue, train-the-trainer seminars, license fees and royalties.

     Cost of Revenue. Cost of revenue as a percentage of revenue increased from 39.6% in the 1999 Quarter to 41.9% in the 2000 Quarter, primarily due to a charge of $1.4 million recorded in the 2000 Quarter related to the reorganization program.

     Gross Profit. Gross profit increased $3.6 million, or 13.7%, from $26.2 million in the 1999 Quarter to $29.8 million in the 2000 Quarter, primarily due to the growth in revenue. As a percentage of revenue, gross profit decreased from 60.4% in the 1999 Quarter to 58.1% in the 2000 Quarter primarily due to a charge of $1.4 million recorded in the 2000 Quarter related to the reorganization program.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.9 million, or 23.3%, from $21.1 million in the 1999 Quarter to $26.0 million in the 2000 Quarter, primarily due to the expenses of the businesses acquired during fiscal 1999. Included in operating expenses for the 2000 Quarter is a $1.1 million charge related to the reorganization program. Included in selling, general and administrative expenses for the 1999 Quarter is $1.9 million of compensation differential, which on a pro forma basis is excluded from selling, general and administrative expenses. The compensation differential represents pro forma adjustments to salary, bonuses and benefits paid to certain employee owners of Senn-Delaney Leadership to certain levels to which they contractually agreed prospectively. Excluding the compensation differential and reorganization charge, as a percentage of revenue, selling, general and administrative expenses increased from 44.1% in the 1999 Quarter to 48.3% in the 2000 Quarter. This increase was due to the 2000 Quarter's revenue was lower than expected and increased expenditures for sales and marketing efforts.

     Goodwill Amortization. Goodwill amortization increased $721,000 or 103.1%, from $699,000 in the 1999 Quarter to $1.4 million in the 2000 Quarter, due to additional goodwill recorded in connection with acquisitions completed during fiscal 1999 and contingent consideration recorded during fiscal 1999 and 2000.

     Interest Income (Expense), net. Interest income (expense), net increased from interest income of $40,000 in the 1999 Quarter to interest expense of $779,000 in the 2000 Quarter, due to increased borrowings under the line of credit and higher interest rates during fiscal 2000.

     Income Taxes. Provision for income taxes decreased from an income tax expense of $2.4 million in the 1999 Quarter to an income tax benefit of $2.0 million in the 2000 Quarter. The decrease in income taxes is primarily due to the loss recorded in the 2000 Quarter due to the $10.6 million reorganization program charges.

     Net Income (Loss). Net income (loss) decreased from net income of $2.1 million in the 1999 Quarter to a net loss of $4.6 million in the 2000 Quarter.

RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 1999 (THE "1999 PERIOD") COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2000 (THE "2000 PERIOD")

     Revenue. Revenue increased $53.6 million, or 48.5%, from $110.4 million in the 1999 Period to $164.0 million in the 2000 Period. The increase was primarily attributable to revenues from businesses acquired during fiscal 1999 as well as increased service revenue, train-the-trainer seminars, license fees and royalties.

     Cost of Revenue. Cost of revenue as a percentage of revenue increased from 39.9% in the 1999 Period to 40.5% in the 2000 Period, primarily due to a charge of $1.4 million recorded in the 2000 Quarter related to the reorganization program.

     Gross Profit. Gross profit increased $31.2 million, or 47.0%, from $66.4 million in the 1999 Period to $97.6 million in the 2000 Period primarily due to the growth in revenue. As a percentage of revenue, gross profit decreased from 60.1% in the 1999 Period to 59.5% in the 2000 Period primarily due to a charge of $1.4 million recorded in the 2000 Quarter related to the reorganization program.

     Selling, General and Administrative Expenses. Operating expenses increased $23.0 million, or 41.3%, from $55.6 million in the 1999 Period to $78.6 million in the 2000 Period, primarily due to the expenses of the businesses acquired during fiscal 1999. Included in selling, general and administrative expenses for the 2000 Period is a $1.1 million charge related to the reorganization program. Also, included in selling, general and administrative expenses is $5.5 million and $3.3 million of compensation differential for the 1999 and 2000 Period, which on a pro forma basis is excluded from selling, general and administrative expenses. The compensation differential represents pro forma adjustments to salary, bonuses and benefits paid to certain employee owners of Senn-Delaney Leadership to certain levels to which they contractually agreed prospectively. Excluding the compensation differential and reorganization charge, as a percentage of revenue, selling, general and administrative expenses decreased slightly from 45.5% in the 1999 Period to 45.2% in the 2000 Period.

     Pooling Costs. Pooling costs consist of accounting, legal, investment banker fees and due diligence expenses incurred in connection with the acquisition of Senn-Delaney Leadership.

     Goodwill Amortization. Goodwill amortization increased $2.3 million or 135.3%, from $1.7 million in the 1999 Period to $3.9 million in the 2000 Period, due to additional goodwill recorded in connection with acquisitions completed during fiscal 1999 and contingent consideration recorded during fiscal 1999 and 2000.

     Other Income. Other income for the 1999 Period consisted primarily of a non-recurring gain of $982,000 ($581,000, net of tax) from the settlement of litigation by Senn-Delaney Leadership. The impact on diluted earnings per share for the 1999 Period was $0.04. Other income for the 2000 Period consisted primarily of a $362,000 gain recorded on proceeds of $833,000 from the sale of a business.

     Interest Income (Expense), net. Interest income (expense), net increased $1.4 million from $142,000 in the 1999 Period to $1.5 million in the 2000 Period, due to increased borrowings under the line of credit and higher interest rates during fiscal 2000.

     Income Taxes. Provision for income taxes decreased from $5.5 million in the 1999 Period to $3.9 million in the 2000 Period, due to increased pre-tax income in the first and second quarters of 2000 offset by a $4.2 million benefit recorded in the third quarter of 2000 for the reorganization charge of $10.6 million.

     Net Income. Net income decreased from $4.3 million in the 1999 Period to $275,000 in the 2000 Period.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, the Company had cash of approximately $217,000 and outstanding indebtedness of $46.8 million. The Company has a $105.0 million credit facility with related borrowings of $38.0 million at March 31, 2000. During the quarter ended December 31, 1999, the Company increased the availability under the credit facility from $80.0 million to $105.0 million. The credit facility, which terminates on December 31, 2001, (i) prohibits the payment of dividends and other distributions by the Company, (ii) generally does not permit the Company to incur or assume other indebtedness, and (iii) requires the Company to comply with certain financial covenants.

     The Company anticipates that its cash flow from operations and availability under the credit facility will provide cash sufficient to satisfy the Company's working capital requirements, debt service requirements and planned capital expenditures for the next 12 months. In connection with the reorganization program, the Company expects to make future cash payments of approximately $3.2 million in fiscal 2000 and approximately $3.7 million in fiscal 2001 and beyond. The severance and lease obligations will be disbursed over a period based upon the terms of the severance and lease agreements.

     The Company has two effective shelf registration statements on Form S-4. Each registration statement relates to the issuance of up to 3,000,000 shares of Common Stock in connection with acquisitions. Of these shares, 3,736,180 shares have been issued through May 12, 2000 and a currently undeterminable number of shares may become issuable as contingent consideration under the registration statements with respect to acquisitions completed before such date.

     During the nine months ended March 31, 2000, PROVANT issued contingent consideration consisting of cash of $33.3 million and 1,450,139 shares of Common Stock valued at $16.3 million.

     The merger agreements between PROVANT and four of the Subsequent Acquisitions provide for the payment of contingent consideration of cash and/or shares of Common Stock if certain performance criteria are met over future periods ranging from one to three years. The contingent consideration will be paid in cash and shares of Common Stock in accordance with a formula based on the relationship of defined earnings before interest and taxes ("EBIT") of the acquired business to a specified baseline EBIT target and certain other adjustments. Contingent consideration of cash and/or shares of Common Stock up to maximum amounts of $35.9 million could be payable based on performance criteria associated with the two years ended June 30, 2001. For one Subsequent Acquisition, contingent consideration of cash and/or shares of Common Stock is payable based entirely on performance criteria over a three-year period and is not currently determinable.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition and Financial Statements" (SAB No. 101), which provides guidance for revenue recognition under certain circumstances. The Company is currently evaluating the impact of SAB No. 101 on the financial statements and related disclosures. SAB No. 101 is effective for all fiscal quarters beginning after March 31, 2000.

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

     One of the Company's subsidiaries conducts operations in Europe. The Company does not believe currency fluctuations would have a material impact on the Company's future earnings or cash flow.

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

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     Curtis M. Uehlein was appointed Chief Executive Officer of the Company and John R. Murphy was appointed Chairman of the Board of Directors of the Company upon the resignation of Paul M. Verrochi from the position of Chairman and Chief Executive Officer on March 21, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits:

     27.  Financial Data Schedule

     B.   Reports on Form 8-K:

     None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PROVANT, INC.


Date: May 15, 2000                     By:  /s/ Rajiv Bhatt
                            ----------------------------------------------------
                            Rajiv Bhatt
                            Executive Vice President and Chief Financial Officer