Form 10-K
period 2000-06-30
PROVANT INC
filed 2000-09-27
CIK 1054853

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
(MARK ONE)

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 15, 2000, 21,065,141 shares of Common Stock were outstanding, of which 18,394,450 were beneficially owned by non-affiliates. The aggregate market value of shares held by non-affiliates was approximately $147,155,600, based on the last sale price of the Common Stock on such date as reported by the Nasdaq National Market.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Provant's definitive Proxy Statement for its Annual Meeting of Stockholders, which will be filed within 120 days of the end of Provant's fiscal year ended June 30, 2000, are incorporated by reference into Part III hereof as provided therein.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

     Provant, Inc. (together with its subsidiaries, "Provant" or the "Company") is a leading provider of performance improvement training services and products. Provant's clients include Fortune 1000 companies, other large and medium-sized corporations and government entities. The Company offers both customized and standardized services and products that are designed to improve the performance of a client's workforce. In addition, the Company offers consulting, needs assessment and project management services.

     Provant resulted from the May 1998 acquisition, in separate combination transactions (collectively, the "Combination"), of seven providers of performance improvement services and products (collectively, the "Founding Companies"). Subsequent to the Combination through September 15, 2000, the Company has acquired 14 businesses. The Provant companies are recognized leaders in their respective fields and have developed a wide range of services and products, a substantial knowledge base created from years of research and development, and a well-established client base.

BUSINESS STRATEGY

     The Company's objective is to become the leading single source provider of high-quality performance improvement services and products to Fortune 1000 companies and comparably sized government entities. To achieve this objective, the Company is pursuing a business strategy with the following key elements:

     PROVIDE A BROAD RANGE OF SERVICES AND PRODUCTS. The Company offers a broad array of best-in-class customized and standardized services and products that are designed to provide measurable improvements in performance and productivity for both employees and organizations. In addition, the Company offers management consulting services that are designed to improve its clients' overall corporate performance, project management services that help clients implement and complete discrete projects efficiently, and training management services that enable clients to better manage their performance improvement programs. The Company believes that its comprehensive service and product offerings will allow its clients the convenience of "one-stop shopping" so that they can reduce their reliance on multiple vendors for training content and delivery and maximize their overall performance improvement results.

     UTILIZE MULTIPLE DELIVERY METHODS. The Company offers multiple delivery methods including instructor-led classroom training, train-the-trainer programs, CD-ROM, intranets, the Internet, books, and audio and video tapes. The Company's primary delivery methods can be combined in blended solutions to most efficiently and effectively address a client's needs.

     PROVIDE SPECIALIZED INDUSTRY EXPERTISE. The Company has developed and continues to develop industry-focused service and product offerings that can better satisfy its clients' specific performance improvement needs. By leveraging its existing industry-specific content and delivery capabilities, the Company can provide clients with customized yet cost-effective performance improvement solutions. For example, the Company has developed a standard point-of-sale simulator to assist companies in the retail industry. With minor modifications, the Company can rapidly customize this product to address the specific needs of other retailers who rely on point-of-sale devices. The Company believes that its experience and capabilities developed by serving clients in certain industries, including the retail, finance, automotive and telecommunications industries, as well as the government sector, gives it an important competitive advantage in obtaining new clients in these areas.

PERFORMANCE IMPROVEMENT SERVICES AND PRODUCTS

     The Company's services and products enable the Company's clients to provide training to employees at virtually every level of an organization, access consulting services that permit the organization as a whole to undergo change, use project management services to effectively implement and complete strategic as well as training initiatives, and utilize web-based training management services to better manage and track their training programs. The Company offers the following customized and standardized products and services:

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

     RECRUITMENT, RETENTION AND CAREER DEVELOPMENT. The Company offers services and products designed to assist clients in hiring and retaining effective employees as well as in career development training for employees. In particular, the Company helps clients understand the skills required of their employees, implements more effective recruitment and retention processes to maximize employee productivity, which reduces turnover rates. For example, Behavioral Interviewing(R) teaches managers how to identify specific job competencies required for success, interview prospective candidates and evaluate their skills. Complementing this service and similar services are the Company's outplacement services, which the Company provides to several federal government agencies to assist in work force restructuring.

     SELLING SKILLS AND CUSTOMER SERVICE. The Company offers services and products designed to increase customer loyalty and retention, customer service and sales. The Company's Solution Selling process is widely used by leading companies, particularly where complex products and services are involved. Several of the Company's specialized programs, including Creating Loyal Customers, Customer Service at the Register and Professional Selling, are designed to improve customer service in the retail workplace by simulating important retail situations and environments in technology-based delivery formats.

     COMMUNICATION. The Company offers services and products designed to improve public speaking/ presentation and spoken communication skills. For example, Effective Communicating is a two-day workshop designed to enable clients' key staff members to become more effective in public speaking, sales and other types of oral communication.

     MANAGEMENT DEVELOPMENT AND LEADERSHIP. The Company offers services and products that are designed to improve employees' operational management, supervisory, leadership skills and decision making skills. For example, Managing Individual and Team Effectiveness is designed to provide managers in complex work environments with "360-degree" feedback on their management skills, and the Just-in-Time Information products provide solutions to common management problems on CD-ROM. For a major healthcare manufacturing client, the Company created a general management simulation that helped managers from different functional areas think more interdependently about delivering customer value.

     DIVERSITY AND INCLUSION. The Company offers services and products designed to help managers and employees understand diversity issues, such as race and gender. For example, Managing Inclusion is a multi-day session designed to help individual managers and client companies enhance understanding of workplace diversity, build morale and satisfaction in the work force, and increase productivity through more effective team relationships.

     NEGOTIATIONS. The Company offers services and products designed to help employees improve their negotiation skills. For example, Bottom Line Buying Plus trains merchandise buyers to negotiate to both improve profitability and strengthen vendor relationships.

     NEEDS ASSESSMENT, ORGANIZATIONAL DEVELOPMENT AND CHANGE MANAGEMENT. The Company's consulting services are designed to help improve overall corporate performance by assisting clients in, among other things, assessing their organizational needs given their strategic direction and implementing and managing change. For example, the Company assisted a large trucking company in developing alternative organization designs and cost reduction initiatives. By using Provant's recommendations, the company was able to undertake significant structural changes and cost-cutting measures. The Company's needs assessment services help clients to determine where in the client's organization an improvement in the performance skills of the client's employees or in the client's organizational culture will lead to a significant increase in the client's overall performance. The Company also provides its clients with a variety of survey tools by which feedback can be gathered and analyzed on either an organizational or individual basis. The Company develops the survey forms and methodologies, conducts the surveys, and collects and analyzes the data for its corporate clients. For example, the Company assisted a large mortgage bank in identifying critical areas for organizational change by administering an employee survey to more than 10,000 employees.

     PROJECT MANAGEMENT. The Company provides project management services to help clients with complex project implementation efforts. The Company also provides project management training programs. These services are designed to increase clients' profitability by managing the completion of a wide variety of major projects in a timely and cost-effective basis. For example, the Company assisted an airline in deploying multimedia equipment for the computer-based training of its customer service personnel. The Company's responsibilities in the project included developing the initial project parameters, designing and managing the construction of training facilities, procuring systems and coordinating computer equipment delivery and set-up.

     TRAINING MANAGEMENT SYSTEMS. The Company provides customized, organization-wide services that allow clients to better manage a broad range of performance improvement activities. The Company's web-based training management systems provide clients with an automated approach to the enrollment, tracking and measurement of performance improvement activities. The Company can install these systems at the client's site or operate them from the Company's facility. For example, the Company developed a web-based training management system for a manufacturing client that allows the client's 12,000 employees to access a course catalog, enroll in courses, take tests, review transcripts, company news, and other information, and will eventually deliver performance improvement content through the client's intranet.

DELIVERY METHODS

     The Company offers multiple delivery methods for its performance improvement services and products to better serve the particular needs, cost objectives and cultures of the Company's clients. The Company's primary delivery methods are described below and can be combined in blended solutions to most efficiently and effectively address a client's needs.

     INSTRUCTOR-LED TRAINING. The Company delivers certain of its programs to clients' employees through the use of either salaried employees or certified contract instructors. Most of the Company's instructor-led training is delivered at clients' facilities, although the Company also delivers certain programs at the Company's own training facilities. In some cases, the Company's programs are delivered in a public seminar format to a small group of individuals from multiple client companies or through video conferencing. The Company typically provides textual materials as a part of the Company's instructor led programs, and in some cases sells related supplemental materials. The Company also develops custom courseware that ultimately is delivered by instructors who are not affiliated with the Company. The Company's courses and programs generally range in length from a few hours to several days and include from one to hundreds of participants.

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

     BOOKS AND TAPES. The Company also delivers some of its training through books and video and audiotapes. The Company offers approximately 400 titles of standardized books, tapes and other written materials.

CLIENT BASE

     The Company seeks to establish long-term relationships with Fortune 1000 companies, other large and medium-sized corporations and government entities with substantial performance improvement needs. The Company has developed a broad client base of over 1,500 corporate and government clients. Except for sales to the U.S. Government entities, no single customer accounted for 10% or more of the Company's total revenue in fiscal 1998, 1999 or 2000. The Company's sales to U.S. Government entities accounted for approximately 23%, 12% and 15% of the Company's total revenue in fiscal 1998, 1999 and 2000, respectively.

SALES AND MARKETING

     Each Provant company maintains its own sales force. In addition, the Company is implementing a national sales initiative including a corporate level sales force to market its entire portfolio of services and products to strategic accounts. The Company's sales force numbered 65 at the time of the Company's May 1998 initial public offering (the "IPO"). Since the IPO, the Company's sales force has grown to approximately 185 from both acquisitions and internal growth. Through one of its acquisitions, the Company has added a nationwide telesales organization, through which the Company intends to offer many of its services and products. The Company also markets and sells its services and products through public seminars, client referrals, direct marketing, a Web site and trade publications.

     A key component of the Company's marketing strategy is to cross-sell its various services and products within its existing client base. To aid the Company's cross-selling efforts, the Company has instituted a compensation system designed to reward cross selling. The Company also has established a web-based corporate database that can be accessed by each Provant company to review company-wide client relationships and service and product capabilities. Finally, the Company launched a corporate branding campaign to establish national brand identification for the Provant name, while leveraging the value of the established names of the Provant companies.

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

BOARD OF ADVISORS

     The Company has formed a Board of Advisors to assist in identifying emerging trends in the marketplace and areas where the Company should build strategic capability through investment or acquisition. The Board of Advisors currently consists of the following six leaders in the performance improvement industry:

     - Frank Cespedes, Managing Partner, The Center for Executive Development and former Harvard Business School Professor;

     -  Marshall Goldsmith, Founding Director, Keilty, Goldsmith & Company;

     -  Frances Hesselbein, President and Chief Executive Officer of The Peter
        F. Drucker Foundation for Non-Profit Management;

     - Jon Katzenbach, Author of Teams at the Top and Founder of Katzenbach Partners, LLC;

     - Edward Lawler, III, Professor and Director of the Center for Effective Organizations at the University of Southern California; and

     -  David Ulrich, Consultant and Professor at the University of Michigan.

COMPETITION

     The performance improvement industry is highly fragmented and competitive. The Company believes the principal competitive factors in the industry are the strength of client relationships, quality of services and products, breadth of service and product offerings, quality and number of delivery methods, reputation, and the ability to provide customized services and products.

     The Company competes with thousands of privately held training companies, most of which provide a limited range of services and products. In addition to these small competitors, a number of larger companies are engaged in the business of providing performance improvement services and products, including AchieveGlobal (a subsidiary of the Times Mirror Company), Development Dimensions International, EPS Solutions, The Forum Corporation (a subsidiary of Pearson
Plc), Wilson Learning Corporation, and several large publishers of professional reference materials who recently have entered the industry. The Company also occasionally competes with large professional service companies that generally offer training services in conjunction with strategic consulting and other client assignments of larger scope. In addition, many of the Company's clients and potential clients have internal training departments. Some of the Company's competitors have significantly greater financial, managerial, technical, marketing and other resources than the Company. Moreover, the Company expects to face additional competition from new entrants into the performance improvement market due, in part, to the evolving nature of the market.

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

EMPLOYEES

     As of June 30, 2000, the Company employed 1,569 full-time and part-time employees. The Company believes that its relationships with its employees are good. In addition, the Company provides certain of its services and products through independent contractors, which as of June 30, 2000 numbered approximately 220.

ITEM 2.  PROPERTIES

     The Company leases its principal executive office located in Boston, Massachusetts, and maintains 42 additional leased office locations in 19 states, one in Canada and one in the United Kingdom. The remaining terms of the Company's leases are less than eight years. Provant's principal offices are located in: Alexandria, Virginia; Atlanta, Georgia; Boulder, Colorado; Charlotte, North Carolina; Columbia, Maryland; West Des Moines, Iowa; Lansing, Michigan; Lexington, Massachusetts; Long Beach, North Hollywood, and San Francisco, California; Memphis, Tennessee; Provo, Utah; and Ridgewood, New Jersey. The Company believes that its facilities are adequate to serve its current level of operations. If additional facilities are required, the Company believes that suitable additional or alternative space will be available as needed on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is from time to time a party to litigation arising in the ordinary course of business. Management believes that no pending legal proceeding will have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended June 30, 2000.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     John R. Murphy, age 66, has been Chairman of the Board of the Company and a consultant to the Company since March 2000. From May 1998 to March 2000, Mr. Murphy served as a director of the Company. Since March 1998, Mr. Murphy has served as Vice Chairman of the National Geographic Society ("National Geographic"). Mr. Murphy has served National Geographic in several capacities, including as its President and Chief Executive Officer from May 1995 until March 1998, and as its Executive Vice President from May 1993 until May 1995. Previously, from July 1981 until January 1991, Mr. Murphy served as President and publisher of The Baltimore Sun. Mr. Murphy is a past President of the United States Golf Association, and currently serves as a director of Omnicom Group and MSD&T Mutual Funds.

     Curtis M. Uehlein, age 41, has been President, Chief Executive Officer and a director of the Company since March 2000. From November 1999 to March 2000, Mr. Uehlein served as President, Chief Operating Officer and a director of the Company. Prior to joining the Company, Mr. Uehlein spent more than 18 years at IBM, most recently as head of IBM Learning Services, Americas from 1998 to 1999. From 1995 to 1997, Mr. Uehlein served as IBM's Director of Multimedia and Interactive Solutions. From 1992-1994, Mr. Uehlein was Manager of Technology Solutions at IBM. Mr. Uehlein earned a B.S. in Business from Shippensburg University in 1981.

     John H. Zenger, age 68, has been Vice Chairman of the Board of the Company since November 1999. From May 1998 to November 1999, Mr. Zenger served as President and a director of the Company. Prior to the IPO, from May 1997 until May 1998, Mr. Zenger was a consultant to the Company. From April 1992 to November 1996, Mr. Zenger was employed in various capacities, including Vice President and Chairman, by the Times Mirror Training Group, one of the nation's largest training companies, consisting of Kaset, Learning International and Zenger Miller, the company that he founded in 1977. Mr. Zenger has taught at the University of Southern California School of Business and the Stanford Graduate School of Business. Mr. Zenger received his Doctorate degree in Business Administration from the University of Southern California, his Masters in Business Administration from the University of California, Los Angeles and his Bachelor of Science degree from Brigham Young University.

     Dominic J. Puopolo, age 57, has been Vice Chairman of the Board of the Company since November 1999. From May 1998 to November 1999, Mr. Puopolo served as Executive Vice President, Chief Financial Officer and a director of the Company. Prior to the IPO, Mr. Puopolo also served as Treasurer and a director of the Company. Mr. Puopolo is a co-founder and principal of American Business Partners LLC. In 1992, Mr. Puopolo co-founded American Medical Response, Inc. ("AMR"). From August 1992 to January 1996, Mr. Puopolo served as Executive Vice President, Chief Financial Officer, Treasurer and a member of the Board of Directors of AMR. Mr. Puopolo serves as a member of the Board of Trustees of Emerson College of Communications and is Chairman of its Resource Development Committee. Mr. Puopolo also serves on the Executive Committee of the Boston University School of Medicine and is a member of the Board of Trustees of Northeastern University. Mr. Puopolo, a Certified Public Accountant, is a member of the Massachusetts Society of Certified Public Accountants, The American Institute of Certified Public Accountants and the National Association of Accountants. Mr. Puopolo received his Masters in Business Administration degree from Suffolk University and his Bachelor of Science degree in Business Administration from Northeastern University.

     Rajiv Bhatt, age 42, has been Executive Vice President and Chief Financial Officer of the Company since November 1999. From December 1998 to November 1999, Mr. Bhatt served as Executive Vice President and Chief Operating Officer of the Company. Mr. Bhatt also has served as Treasurer and Chief Accounting Officer of the Company since May 1998. From May 1998 until December 1998, Mr. Bhatt also was Senior Vice President of the Company. Prior to the IPO, from August 1997 until May 1998, Mr. Bhatt was a consultant to the Company. From September 1994 to August 1997, Mr. Bhatt was Executive Vice President, Chief Financial Officer and Treasurer of Summit Technology, Inc., a publicly-traded manufacturer of ophthalmic laser systems. From September 1988 to September 1994, Mr. Bhatt was Chief Financial Officer, Secretary and a member of the Board of Directors of Carlisle Plastics, Inc., a publicly-traded plastics manufacturer. Also from September 1988 to September 1994, Mr. Bhatt was Chief Financial Officer of Carlisle Capital Corporation, a privately held mergers and acquisitions company. Mr. Bhatt serves as a director of Big Brothers Association of Boston. Mr. Bhatt, a Certified Public Accountant, received his Masters in Business Administration degree from the University of Michigan and his Bachelor of Commerce degree from the University of Bombay.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's common stock is quoted on the Nasdaq National Market ("Nasdaq") under the symbol "POVT." The following table sets forth the high and low sale prices for the common stock for the years ended June 30, 1999 and 2000 of each quarter for the Common Stock as reported by Nasdaq for the periods indicated.

                  YEAR ENDED JUNE 30, 1999                     HIGH     LOW
                  ------------------------                     ----     ---
First Quarter...............................................  $19.00   $10.00
Second Quarter..............................................   24.25     9.50
Third Quarter...............................................   24.75    15.25
Fourth Quarter..............................................   19.13    12.13

                  YEAR ENDED JUNE 30, 2000                     HIGH     LOW
                  ------------------------                     ----     ---
First Quarter...............................................  $18.38   $12.50
Second Quarter..............................................   26.00    15.25
Third Quarter...............................................   25.25     5.88
Fourth Quarter..............................................    8.38     2.88

     On September 15, 2000, the last sale price of the Common Stock was $8.00 as reported by Nasdaq and there were 280 holders of record of Common Stock.

DIVIDEND POLICY

     The Company intends to retain all of its earnings to finance the expansion of its business and for general corporate purposes, and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Any future determination as to the payment of dividends on the Common Stock will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's future earnings operating and financial condition and capital requirements, as well as general business conditions and any other factors the Board of Directors of the Company may consider. In addition, the Company's credit facility currently restricts the Company's ability to pay dividends without the consent of the lenders.

RECENT SALES OF UNREGISTERED SECURITIES

     On June 1, 2000, in connection with the acquisition of Resolution Software, Inc., the Company issued warrants to purchase an aggregate of 200,000 shares of Common Stock at an exercise price of $14.00 per share. The warrants become exercisable in full on the date of issuance and expire on June 1, 2003. The transaction was exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents selected historical consolidated financial data for the Company which has been derived from the Company's historical consolidated financial statements included elsewhere in this Report on Form 10-K. For acquisitions accounted for under the purchase method of accounting, the operating results have been included from the date of acquisition. For the one acquisition accounted for under the pooling-of-interests method of accounting, the operating results for all periods presented include the results of Provant, Senn-Delaney Leadership Consulting Group, Inc. and Senn-Delaney Leadership Consulting U.K., Ltd. (together "Senn-Delaney Leadership").

                                                   PERIOD FROM
                                                NOVEMBER 16, 1996         FOR THE YEAR ENDED JUNE 30,
                                               (DATE OF INCEPTION)   --------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)   TO JUNE 30, 1997        1998         1999          2000
---------------------------------------------  -------------------   ----------   -----------   -----------
STATEMENT OF OPERATIONS DATA:
Total revenue..............................        $   13,847        $   36,911   $   165,615   $   217,359
Cost of revenue............................             4,169            13,001        65,793        86,754
                                                   ----------        ----------   -----------   -----------
Gross profit...............................             9,678            23,910        99,822       130,605
Selling, general and administrative
  expenses.................................             6,121            32,970        81,743       105,689
Reorganization charge......................                --                --            --         8,287
Pooling costs..............................                --                --            --         1,215
Goodwill amortization......................                --               245         2,622         5,383
                                                   ----------        ----------   -----------   -----------
Income (loss) from operations..............             3,557            (9,305)       15,457        10,031
Other income (expense).....................                13               (21)          884            72
Interest expense, net......................                31                42           131         2,408
                                                   ----------        ----------   -----------   -----------
Income (loss) before income taxes..........             3,539            (9,368)       16,210         7,695
Provision for income taxes(1)..............             1,530               271         8,832         5,922
                                                   ----------        ----------   -----------   -----------
Net income (loss)..........................        $    2,009        $   (9,639)  $     7,378   $     1,773
                                                   ==========        ==========   ===========   ===========
Earnings (loss) per common share:
  Basic....................................        $     0.49        $    (1.48)  $      0.48   $      0.08
                                                   ==========        ==========   ===========   ===========
  Diluted..................................        $     0.46        $    (1.48)  $      0.44   $      0.08
                                                   ==========        ==========   ===========   ===========
Weighted average common shares outstanding:
  Basic....................................         4,118,806         6,518,455    15,376,145    20,897,579
  Diluted..................................         4,323,908         6,518,455    16,656,475    21,793,771

                                                                   JUNE 30,
                                                 ---------------------------------------------
            (DOLLARS IN THOUSANDS)                1997        1998         1999         2000
            ----------------------               -------     -------     --------     --------
BALANCE SHEET DATA:
Working capital................................  $ 6,621     $11,437     $  9,585     $ 10,207
Total assets...................................   10,871      93,148      298,695      301,461
Long-term debt, net of current portion.........       --         874        9,242       41,699
Stockholders' equity...........................    6,298      66,207      201,584      205,038

---------------

(1) Through December 12, 1999, Senn-Delaney Leadership had elected to be treated as an S corporation and, accordingly, there was no provision for income taxes for periods ending on or prior to that date.

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

                                                     YEAR ENDED DECEMBER 31,            PERIOD FROM
                                               ------------------------------------   JANUARY 1, 1998
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)     1995         1996         1997       TO MAY 4, 1998
---------------------------------------------  ----------   ----------   ----------   ----------------
STATEMENT OF OPERATIONS DATA:
Total revenue................................  $   14,306   $   16,313   $   23,775      $   11,052
Cost of revenue..............................       8,668        9,457       14,504           6,109
                                               ----------   ----------   ----------      ----------
Gross profit.................................       5,638        6,856        9,271           4,943
Selling, general and administrative
  expenses...................................       4,411        5,476        7,591           3,650
                                               ----------   ----------   ----------      ----------
Income from operations.......................       1,227        1,380        1,680           1,293
Interest and other income (expense), net.....        (235)        (379)        (406)           (137)
                                               ----------   ----------   ----------      ----------
Income before provision for income taxes.....         992        1,001        1,274           1,156
Provision for income taxes(1)................          --          397          546             457
                                               ----------   ----------   ----------      ----------
Net income...................................  $      992   $      604   $      728      $      699
                                               ==========   ==========   ==========      ==========
Earnings per common share:
  Basic......................................  $     0.11   $     0.07   $     0.09      $     0.09
                                               ==========   ==========   ==========      ==========
  Diluted....................................  $     0.11   $     0.07   $     0.08      $     0.08
                                               ==========   ==========   ==========      ==========
Weighted average common shares outstanding:
  Basic......................................   8,825,000    8,422,000    8,078,000       8,074,000
  Diluted....................................   8,963,000    8,565,000    8,823,000       8,871,000

                                                           DECEMBER 31,
                                               ------------------------------------
           (DOLLARS IN THOUSANDS)                 1995         1996         1997
           ----------------------              ----------   ----------   ----------
BALANCE SHEET DATA:
  Working capital............................  $      942   $      871   $       64
  Total assets...............................       4,775        5,983       10,677
  Long term debt, net of current portion.....          --           --          304
  Stockholders' equity.......................       1,859        2,010        2,778

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

FOUNDING COMPANIES

     The Company's operations in the performance improvement industry began in May 1998 when the Company acquired the seven Founding Companies in the Combination.

     In July 1996, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 97 ("SAB 97"), relating to business combinations immediately prior to an initial public offering, which required that business combinations like the Combination to be accounted for using the purchase method of accounting. Under the purchase method, PROVANT was designated as the accounting acquiror of the Founding Companies in the Combination. Approximately $53.2 million, representing the excess of the fair value of the consideration received in the Combination over the fair value of the net assets acquired, was recorded as goodwill on the Company's June 30, 1998 balance sheet. During fiscal 1999 and 2000, the Company recorded additional goodwill of $45.2 million with respect to the acquisition of the Founding Companies, in connection with the contingent consideration provisions of the Founding Company merger agreements. Goodwill is being amortized as a non-cash charge to the Company's income statement over a 40-year period. The amount amortized, however, is not deductible for tax purposes.

PURCHASE ACQUISITIONS SINCE THE COMBINATION

     Since the Combination, the Company has acquired 14 businesses. All of these acquisitions except one were accounted for under the purchase method of accounting. During fiscal 1999, the Company acquired in separate transactions 11 additional businesses engaged in providing performance improvement training services and products (collectively such companies are referred to as the "Fiscal 1999 Acquisitions"). During fiscal 2000, the Company acquired in separate transactions accounted for as purchases two additional businesses engaged in providing performance improvement training services and products (collectively such companies are referred to as the "Fiscal 2000 Purchase Acquisitions"). Also during fiscal 2000, the Company acquired Senn-Delaney Leadership in an acquisition accounted for as a pooling-of-interests.

     Through August 31, 2000, the aggregate purchase price paid for the Fiscal 1999 Acquisitions was $127.6 million, consisting of $57.6 million in initial cash consideration, $9.0 million in contingent cash consideration, $7.3 million of convertible notes payable, 3,436,187 shares of Common Stock valued at $45.1 million, 582,806 shares of Common Stock issued as contingent consideration valued at $6.4 million and $2.2 million accrued at June 30, 2000 as contingent consideration. In addition, the former owners of certain of these businesses are entitled to receive contingent consideration based upon the future performance of these businesses. For accounting purposes, any contingent consideration paid in these acquisitions will be treated as additional purchase price.

     Through August 31, 2000, the aggregate purchase price paid for the Fiscal 2000 Purchase Acquisitions was $8.2 million, consisting of $2.6 million in cash, $5.2 million of notes payable as consideration and warrants to purchase 200,000 shares of Common Stock valued at $0.4 million. The warrants to purchase 200,000 shares of Common Stock are exercisable at a per share exercise price of $14.00 per share. The warrants expire on June 1, 2003. None of the Fiscal 2000 Purchase Acquisitions provide for the payment of any contingent consideration.

     Goodwill is being amortized as a non-cash charge to the Company's income statement over a 40-year period. The amount amortized, however, is not deductible for tax purposes.

POOLING OF INTERESTS

     In December 1999, the Company acquired Senn-Delaney Leadership Consulting Group, Inc. and Senn-Delaney Leadership Consulting, U.K. Ltd. (together, "Senn-Delaney Leadership") for an aggregate purchase price of 2,168,286 shares of Common Stock in an acquisition accounted for as a pooling-of-interests. In connection with the acquisition, the Company also assumed Senn-Delaney Leadership options that were converted into options to purchase an aggregate of 352,212 shares of the Company's Common Stock. As required under the pooling-of-interests method, the results of all periods presented include the results of Provant and Senn-Delaney Leadership.

REORGANIZATION PROGRAM

     In fiscal 2000, the Company recorded charges related to its reorganization program of $11.7 million. Of this $11.7 million, approximately $1.4 million was recorded through cost of revenue, $2.0 million was recorded through selling, general and administrative expense and $8.3 million was recorded as a reorganization charge. The reorganization program includes the elimination of executive positions, a reduction in service delivery and administrative employees, the combination of certain redundant operating facilities, abandonment of certain property, equipment and leasehold improvements, and the elimination of certain services and products.

REVENUES, COSTS AND EXPENSES

     The Company receives revenue from five main sources: (i) instructor-led and train-the-trainer seminars; (ii) license fees; (iii) custom services and products; (iv) consulting and training management services; and (v) standardized products. The Company recognizes revenue from instructor-led training and train-the-trainer programs, usually on a participant basis, when the training is delivered. From its train-the-trainer arrangements, the Company also recognizes license fees on a per-participant basis when a certified client trainer delivers the Company's courses and materials to other employees of the client. The Company recognizes revenue from a site license when the Company has no further obligations with respect to the license, which is usually upon delivery. The Company recognizes maintenance fees on our training management services as they are performed over the life of the contract. The Company generally recognizes revenue from its custom services and products based on the percentage-of-completion method. The Company recognizes revenue from fees for its consulting services, for which it charges an hourly or per diem rate, when the consulting is provided. The Company also recognizes revenue for its standardized products, such as books or videotapes, when the products are delivered.

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

     Selling, general and administrative expenses consist primarily of salaries, benefits and bonuses for the Company's corporate, sales, marketing and administrative personnel, and marketing and advertising expenses for the Company's services and products. Selling, general and administrative expenses also include incentive and discretionary bonuses paid to executives and other key employees. Other selling, general and administrative expenses include non-reimbursable travel expenses, rent, depreciation, telecommunication costs, postage and other operating costs.

RESULTS OF OPERATIONS

     The following historical consolidated financial information represents the operations of Provant and subsidiaries. For acquisitions accounted for under the purchase method of accounting, the operating results have been included from the date of acquisition. For the one acquisition accounted for under the pooling-of-interests method of accounting, the operating results for all periods presented included the results of Provant and Senn Delaney Leadership.

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

     The following historical financial information for the years ended June 30, 1998, 1999 and 2000 include compensation of $9.9 million, $7.9 million and $3.3 million, respectively, related to certain employee owners of Senn-Delaney Leadership. When such amounts are referred to as compensation differential, this represents pro forma adjustments to salary, bonus, and benefits paid to certain employee owners of Senn-Delaney Leadership to certain levels to which they have contractually agreed prospectively.

     This historical consolidated information has been derived from the audited financial statements of the Company included elsewhere herein.

                                                        YEAR ENDED JUNE 30,
                                     ----------------------------------------------------------
(DOLLARS IN THOUSANDS)                     1998                1999                 2000
----------------------               ----------------    -----------------    -----------------
Total revenue......................  $36,911    100.0%   $165,615    100.0%   $217,359    100.0%
Cost of revenue....................   13,001     35.2      65,793     39.7      86,754     39.9
                                     -------    -----    --------    -----    --------    -----
Gross profit.......................   23,910     64.8      99,822     60.3     130,605     60.1
Selling, general and administrative
  expenses.........................   32,970     89.3      81,743     49.4     105,689     48.6
Reorganization charge..............       --       --          --       --       8,287      3.8
Pooling costs......................       --       --          --       --       1,215      0.6
Goodwill amortization..............      245      0.7       2,622      1.6       5,383      2.5
                                     -------    -----    --------    -----    --------    -----
Income (loss) from operations......   (9,305)   (25.2)     15,457      9.3      10,031      4.6
                                     -------    -----    --------    -----    --------    -----
Other income (expense).............      (21)    (0.1)        884      0.5          72       --
Interest expense, net..............       42      0.1         131      0.1       2,408      1.1
Provision for income taxes.........      271      0.7       8,832      5.3       5,922      2.7
                                     -------    -----    --------    -----    --------    -----
Net income (loss)..................  $(9,639)   (26.1)%  $  7,378      4.5%   $  1,773      0.8%
                                     =======    =====    ========    =====    ========    =====

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 1998 ("1998") COMPARED TO THE YEAR ENDED
JUNE 30, 1999 ("1999")

     Revenue. Revenue increased $128.7 million, from $36.9 million in 1998 to $165.6 million in 1999. The increase was due to the inclusion in 1999 of the operating results of the Founding Companies for an entire year and the inclusion of the operating results for the 11 businesses acquired during 1999 from their respective dates of acquisition.

     Cost of Revenue. Cost of revenue increased $52.8 million, from $13.0 million in 1998 to $65.8 million in 1999. The increase was due to the inclusion in 1999 of the operating results of the Founding Companies for an entire year and the inclusion of the operating results for the 11 businesses acquired during 1999 from their respective dates of acquisition. Cost of revenue as a percentage of revenue increased from 35.2% in 1998 to 39.7% in 1999 primarily due to a reduction in higher-margin license revenues during 1999 for Senn-Delaney Leadership.

     Gross Profit. Gross profit increased $75.9 million, from $23.9 million in 1998 to $99.8 million in 1999. The increase was due to the inclusion in 1999 of the operating results of the Founding Companies for an entire year and the inclusion of the operating results for the 11 businesses acquired during 1999 from their respective dates of acquisition. As a percentage of revenue, gross profit decreased from 64.8% in 1998 to 60.3% in 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $48.8 million, from $33.0 million in 1998 to $81.7 million in 1999. The increase was due to the inclusion of the operating results of the Founding Companies for an entire year and the inclusion of the operating results for the 11 businesses acquired during 1999 from their respective dates of acquisition.

     Included in selling, general and administrative expenses is $9.9 million and $7.9 million of Senn-Delaney Leadership compensation differential related expense for 1998 and 1999. Excluding the compensation differential, as a percentage of revenue, selling, general and administrative expenses decreased from 62.5% in 1998 to 44.6 % in 1999.

     Goodwill Amortization. Goodwill amortization increased $2.4 million, from $245,000 in 1998 to $2.6 million in 1999, due to additional goodwill recorded in connection with acquisitions completed during 1998 and 1999 and contingent consideration issued to five of the Founding Companies during 1999.

     Other Income (Expense). Other income for 1999 consisted primarily of a non-recurring gain of $982,000 from the settlement of litigation by Senn-Delaney Leadership.

     Interest Expense, net. Interest expense, net increased $89,000 from $42,000 in 1998 to $131,000 in 1999, due to increased borrowings under the line of credit and notes payable assumed in connection with certain of the 11 businesses acquired during 1999.

     Net Income (Loss). Net income (loss) increased $17.0 million from a $(9.6) million loss in 1998 to a $7.4 million profit in 1999. Diluted earnings per common share increased $1.92 from a $(1.48) loss in 1998 to a $0.44 profit in 1999.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 1999 ("1999") COMPARED TO THE YEAR ENDED JUNE 30, 2000 ("2000")

     Revenue. Revenue increased $51.8 million, from $165.6 million in 1999 to $217.4 million in 2000. The increase was mainly attributable to the inclusion in 2000 of the operating results of the 11 businesses acquired during 1999 for an entire year as well as increased service revenue, train-the-trainer seminars, license fees and royalties.

     Cost of Revenue. Cost of revenue increased $21.0 million, from $65.8 million in 1999 to $86.8 million in 2000. The increase was due to the inclusion in 2000 of the operating results of the 11 businesses acquired during 1999 for an entire year. Cost of revenue as a percentage of revenue increased from 39.7% in 1999 to 39.9% in 2000 primarily due to a $1.4 million reorganization charge recorded in 2000 related to the Company's reorganization program. Excluding the $1.4 million charge, cost of revenue as a percentage of revenue decreased from 39.7% in 1999 to 39.3% in 2000.

     Gross Profit. Gross profit increased $30.8 million, from $99.8 million in 1999 to $130.6 million in 2000. The increase was due to the inclusion in 2000 of the operating results of the 11 businesses acquired during 1999 for an entire year. As a percentage of revenue, gross profit decreased from 60.3% in 1999 to 60.1% in 2000. Excluding the $1.4 million reorganization charge, gross profit as a percentage of revenue increased from 60.3% in 1999 to 60.7% in 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $24.0 million, from $81.7 million in 1999 to $105.7 in 2000. The increase was primarily due to the inclusion in 2000 of the operating results of the 11 businesses acquired during 1999 for an entire year.

     Included in selling, general and administrative expenses for 2000 is a $2.0 million charge related to the reorganization program. Included in selling, general and administrative expenses is $7.9 million and $3.3 million of Senn-Delaney Leadership compensation differential for 1999 and 2000, respectively. Excluding the compensation differential and reorganization charge, as a percentage of revenue, selling, general and administrative expenses increased from 44.6% in 1999 to 46.1% in 2000 due to the expansion of corporate infrastructure.

     Pooling Costs. Pooling costs consist of accounting, legal, investment banker fees and due diligence expenses incurred in connection with the acquisition of Senn-Delaney Leadership.

     Goodwill Amortization. Goodwill amortization increased $2.8 million, from $2.6 million in 1999 to $5.4 million in 2000, due to additional goodwill recorded in connection with acquisitions completed during 1999 and contingent consideration recorded during 1999 and 2000.

     Other Income (Expense). Other income for 1999 consisted primarily of a non-recurring gain of $982,000 from the settlement of litigation by Senn-Delaney Leadership. Other income for 2000 consisted primarily of a $362,000 gain recorded on proceeds of $833,000 from the sale of a business.

     Interest Expense, net. Interest expense, net increased $2.3 million from $131,000 in 1999 to $2.4 million in 2000, due to increased borrowings under the line of credit and higher interest rates during 2000.

     Income Taxes. Provision for income taxes decreased from $8.8 million in 1999 to $5.9 million in 2000, due to decreased pre-tax income in fiscal 2000.

     Net Income. Net income decreased $5.6 million from $7.4 million in 1999 to $1.8 million in 2000. Diluted earnings per common share decreased $0.36 from $0.44 in 1999 to $0.08 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used approximately $5.5 million of cash in operating activities during 1998. The Company generated net cash from operating activities of approximately $6.4 million and $685,000 in 1999 and 2000, respectively. Net cash used in investing activities was $19.5 million in 1998 and $55.8 million in 1999, primarily for acquisitions of businesses and purchases of property and equipment. Net cash used in investing activities was $43.5 million in 2000, primarily for payment of contingent consideration, acquisitions of businesses and purchases of property and equipment.

     As of June 30, 2000 the Company had cash of approximately $2.2 million and outstanding indebtedness under a credit facility of $38.0 million. The Company currently has a $105.0 million credit facility, guaranteed by all of the Company's subsidiaries and secured by a pledge of the capital stock of certain of the Company's subsidiaries. The Company can use the credit facility to finance acquisitions (including the refinancing of indebtedness of acquired companies), working capital and general corporate purposes. Loans made under the credit facility bear interest at a rate, at the Company's option, based on either a Eurodollar rate or the bank's prime rate. The credit facility, which terminates on December 31, 2001, (i) generally prohibits the Company from paying dividends and other distributions, (ii) generally does not permit the Company to incur or assume other indebtedness, and (iii) requires the Company to comply with certain financial covenants. As of September 15, 2000, $42.5 million was outstanding under the credit facility. The Company expects to pay $968,000 as additional contingent consideration to certain former stockholders of the acquired businesses through borrowings under the revolving credit arrangement in the second quarter of fiscal 2001.

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

     The Company has two effective shelf registration statements on Form S-4. Each registration statement relates to the issuance of up to 3,000,000 shares of Common Stock in connection with acquisitions. Of those shares, 3,758,888 shares have been issued through September 15, 2000 and a currently undeterminable number of shares may become issuable as contingent consideration under the registration statements with respect to acquisitions completed before such date.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which provides guidance on the ability to recognize revenue when it is realized or realizable and earned. Subsequently, the Staff issued SAB 101B, which delayed the required implementation until the fourth fiscal quarter for years beginning after December 15, 1999. SAB 101 requires companies currently not in compliance to retroactively apply the SAB to all periods presented. The Company is evaluating the impact the adoption of SAB 101 may have on the Company's financial condition or results of operations.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which requires that all derivative instruments be recorded on the balance sheet at their fair values. Changes in the fair value of derivatives are recorded in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company will adopt SFAS No. 133 in the first quarter of the Company's fiscal year ending June 30, 2001, pursuant to SFAS No. 137, which delayed the implementation date. In June 2000, the FASB issued SFAS No. 138, which eases the implementation difficulties of SFAS No. 133; however, the effective date remains unchanged. The Company anticipates that the adoption of SFAS No. 133 will not have a material effect on its financial condition or results of operations.

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

     The following table sets forth certain selected financial data for Star Mountain on an historical basis and as a percentage of revenue for the periods indicated. For all periods presented below, selling, general and administrative expenses include amounts classified as "Other, net" in Star Mountain's historical financial statements.

                                             YEAR ENDED DECEMBER 31,             PERIOD FROM
                                       ------------------------------------    JANUARY 1, 1998
(DOLLARS IN THOUSANDS)                       1996                1997           TO MAY 4, 1998
----------------------                 ----------------    ----------------    ----------------
                                                            (IN THOUSANDS)
Revenue..............................  $16,313    100.0%   $23,775    100.0%   $11,052    100.0%
Cost of revenue......................    9,457     58.0     14,504     61.0      6,109     55.3
                                       -------    -----    -------    -----    -------    -----
Gross profit.........................    6,856     42.0      9,271     39.0      4,943     44.7
Selling, general and administrative
  expenses...........................    5,815     35.6      7,897     33.2      3,682     33.3
                                       -------    -----    -------    -----    -------    -----
Income from operations...............  $ 1,041      6.4%   $ 1,374      5.8%   $ 1,261     11.4%
                                       =======    =====    =======    =====    =======    =====
Compensation differential............  $   304      1.9%   $   180      0.8%   $    28      0.3%

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.1 million, or 35.8%, from $5.8 million in 1996 to $7.9 million in 1997. The owners and key employees of Star Mountain agreed in the Combination to certain adjustments in their annual historical salaries, bonuses and benefits. The difference between the base salary of the owners and key employees immediately after the Combination and their salaries, bonuses and benefits during a comparable period is referred to as the "Compensation Differential." Excluding the Compensation Differential of approximately $304,000 and approximately $180,000 attributable to Star Mountain in 1996 and 1997, respectively, selling, general and administrative expenses would have increased $2.2 million, or 40.0%, from $5.5 million in 1996 to $7.7 million in 1997. As a percentage of revenue, selling, general and administrative expenses would have decreased on an adjusted basis from 33.8% in 1996 to 32.5% in 1997, primarily due to the company's larger revenue base.

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

     The Company is exposed to interest rate risk in the ordinary course of business. For fixed rate debt, interest rate changes affect the fair value but do not affect earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings or cash flow. A one-percentage increase in interest rates would have a material effect on the Company's future earnings or cash flow. Based on the Company's borrowings of $38.0 million under the credit facility as of June 30, 2000, a one-percentage increase in interest rates would decrease cash flow by approximately $0.4 million and earnings, net of taxes, by approximately $0.2 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
PROVANT, INC. AND SUBSIDIARIES:
  Independent Auditors' Report..............................   21
  Consolidated Balance Sheets...............................   22
  Consolidated Statements of Operations.....................   23
  Consolidated Statements of Stockholders' Equity...........   24
  Consolidated Statements of Cash Flows.....................   25
  Notes to Consolidated Financial Statements................   26
  Quarterly Results (Unaudited).............................   45
STAR MOUNTAIN, INC. AND SUBSIDIARIES:
  Independent Auditors' Reports.............................   46
  Consolidated Balance Sheets...............................   48
  Consolidated Statements of Operations.....................   49
  Consolidated Statements of Stockholders' Equity...........   50
  Consolidated Statements of Cash Flows.....................   51
  Notes to Consolidated Financial Statements................   53

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders,
Provant, Inc.:

     We have audited the accompanying consolidated balance sheets of Provant, Inc. and subsidiaries, as of June 30, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended June 30, 2000. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in Item 14(a)2 of this report. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provant, Inc. and subsidiaries as of June 30, 1999 and 2000 and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Boston, Massachusetts
August 8, 2000

                         PROVANT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                    JUNE 30,
                                                              --------------------
                                                                1999        2000
                                                              --------    --------
                           ASSETS
Current assets:
     Cash and cash equivalents..............................  $  7,616    $  2,232
     Accounts receivable, net of allowance for doubtful
      accounts of $742 and $1,158, respectively.............    33,085      38,090
     Contract receivables...................................     6,103       6,555
     Inventory..............................................     4,470       4,423
     Deferred taxes.........................................     2,791       3,621
     Costs in excess of billings............................     6,965       5,834
     Prepaid expenses and other current assets..............     3,561       3,208
                                                              --------    --------
          Total current assets..............................    64,591      63,963
Property and equipment, net.................................     7,238       8,548
Other assets................................................     3,387       3,737
Goodwill, net...............................................   223,479     225,213
                                                              --------    --------
          Total assets......................................  $298,695    $301,461
                                                              ========    ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................................  $  8,412    $  9,257
     Accrued expenses.......................................    22,323      13,714
     Accrued compensation...................................     8,332       8,639
     Billings in excess of costs............................     7,391       5,501
     Deferred revenue.......................................     1,480         676
     Income taxes payable...................................     5,591       1,110
     Accrued reorganization costs...........................        --       4,366
     Current portion of long term debt......................     1,477      10,493
                                                              --------    --------
          Total current liabilities.........................    55,006      53,756
Accrued contingent consideration............................    32,863         968
Long term debt, net of current portion......................     9,242      41,699
                                                              --------    --------
          Total liabilities.................................    97,111      96,423
Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares
      authorized, none issued and outstanding
     Common stock, $.01 par value; 40,000,000 shares
      authorized; 19,325,893 and 20,975,985 shares issued
      and outstanding at June 30, 1999 and 2000,
      respectively..........................................       193         210
     Additional paid-in capital.............................   178,675     197,937
     Shares issuable as contingent consideration............    18,881       1,283
     Retained earnings......................................     3,835       5,608
                                                              --------    --------
          Total stockholders' equity........................   201,584     205,038
                                                              --------    --------
Total liabilities and stockholders' equity..................  $298,695    $301,461
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                         PROVANT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 YEAR ENDED JUNE 30,
                                                       ----------------------------------------
                                                          1998          1999           2000
                                                       ----------    -----------    -----------
Total revenue........................................  $   36,911    $   165,615    $   217,359
Cost of revenue......................................      13,001         65,793         86,754
                                                       ----------    -----------    -----------
     Gross profit....................................      23,910         99,822        130,605
Selling, general and administrative expenses.........      32,970         81,743        105,689
Reorganization charge................................          --             --          8,287
Pooling costs........................................          --             --          1,215
Goodwill amortization................................         245          2,622          5,383
                                                       ----------    -----------    -----------
     Income (loss) from operations...................      (9,305)        15,457         10,031
Other income (expense), net..........................         (21)           884             72
Interest expense, net................................          42            131          2,408
                                                       ----------    -----------    -----------
     Income (loss) before income taxes...............      (9,368)        16,210          7,695
Income tax expense...................................         271          8,832          5,922
                                                       ----------    -----------    -----------
     Net income (loss)...............................  $   (9,639)   $     7,378    $     1,773
                                                       ==========    ===========    ===========
Pro forma adjustments for Pooling-of-Interests
  (unaudited):
     Compensation differential.......................                                     3,344
     Pooling costs...................................                                     1,215
     Income tax provision............................                                    (1,259)
                                                                                    -----------
     Pro forma net income............................                               $     5,073
                                                                                    ===========
Earnings (loss) per common share:
     Basic...........................................  $    (1.48)   $      0.48    $      0.08
                                                       ==========    ===========    ===========
     Diluted.........................................  $    (1.48)   $      0.44    $      0.08
                                                       ==========    ===========    ===========
Pro forma earnings per common share (unaudited):
     Basic...........................................                               $      0.24
                                                                                    ===========
     Diluted.........................................                               $      0.23
                                                                                    ===========
Weighted average common shares outstanding:
     Basic...........................................   6,518,455     15,376,145     20,897,579
     Diluted.........................................   6,518,455     16,656,475     21,793,771

          See accompanying notes to consolidated financial statements.

                         PROVANT, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                     COMMON STOCK       ADDITIONAL   SHARES ISSUABLE AS   RETAINED
                                  -------------------    PAID-IN         CONTINGENT       EARNINGS
                                    SHARE      AMOUNT    CAPITAL       CONSIDERATION      (DEFICIT)    TOTAL
                                  ----------   ------   ----------   ------------------   ---------   --------
Balance at June 30, 1997........   4,118,806    $ 42     $    160         $     --         $ 6,096    $  6,298

Issuance of stock:
  Issuance of management
     shares.....................   1,395,697      13          473               --              --         486
  Acquisition of Founding
     Companies..................   3,459,341      35       35,942               --              --      35,977
  Issuance of shares sold in
     Initial Public Offering....   2,990,000      30       32,625               --              --      32,655
  Issuance of stock options and
     warrants...................          --      --          422               --              --         422
Net loss........................          --      --           --               --          (9,639)     (9,639)
                                  ----------    ----     --------         --------         -------    --------
Balance at June 30, 1998........  11,963,844     120       69,622               --          (3,543)     66,199

Issuance of stock:
  Issuance of shares for
     acquisitions...............   3,378,047      34       44,439               --              --      44,473
  Issuance of shares for
     Contingent Consideration...     901,115       9        9,363               --              --       9,372
  Issuance of shares sold in
     Public Offering............   3,022,750      30       54,402               --              --      54,432
  Issuance of shares under
     employee benefit plans.....      52,636      --          755               --              --         755
  Exercise of stock options.....       7,501      --           94               --              --          94
Shares issuable as contingent
  consideration.................          --      --           --           18,881              --      18,881
Net income......................          --      --           --               --           7,378       7,378
                                  ----------    ----     --------         --------         -------    --------
Balance at June 30, 1999........  19,325,893    $193     $178,675         $ 18,881         $ 3,835    $201,584

Issuance of stock:
  Issuance of shares for
     acquisitions...............      58,139       1          598               --              --         599
  Issuance of shares for
     Contingent Consideration...   1,450,139      14       16,399          (18,881)             --      (2,468)
  Issuance of shares under
     employee benefit plans.....      59,006       1          783               --              --         784
  Exercise of stock options.....      82,808       1          873               --              --         874
Shares issuable as contingent
  consideration.................          --      --           --            1,283              --       1,283
Warrants issued for
  acquisition...................          --      --          400               --              --         400
Tax benefit from disqualifying
  dispositions..................          --      --          209               --              --         209
Net income......................          --      --           --               --           1,773       1,773
                                  ----------    ----     --------         --------         -------    --------
Balance at June 30, 2000........  20,975,985    $210     $197,937         $  1,283         $ 5,608    $205,038
                                  ==========    ====     ========         ========         =======    ========

          See accompanying notes to consolidated financial statements.

                         PROVANT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                    YEAR ENDED JUNE 30,
                                                              -------------------------------
                                                               1998        1999        2000
                                                              -------    --------    --------
Cash flows from operating activities:
  Net income (loss).........................................  $(9,639)   $  7,378    $  1,773
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................      560       4,684       8,873
     Allowance for doubtful accounts........................      135           2         314
     Charges related to issuance of common stock, warrants
       and stock options....................................      908          --          --
     Non-cash reorganization charge.........................       --          --       3,252
     Gain on sales of businesses............................       --          --        (362)
     Changes in operating assets and liabilities:
       Accounts receivable..................................   (1,864)     (1,289)     (4,623)
       Contract receivables.................................     (581)      1,192        (452)
       Inventory............................................       --        (949)     (1,541)
       Deferred taxes.......................................   (1,191)       (751)         --
       Due from stockholders................................      600          --          --
       Costs in excess of billings..........................   (1,021)     (3,799)        309
       Prepaid expenses and other current assets............     (148)     (2,986)        231
       Other assets.........................................      106      (1,763)        131
       Accounts payable and accrued expenses................    2,990       3,444      (7,944)
       Accrued compensation.................................    1,229        (833)        303
       Billings in excess of costs..........................    1,640       3,230      (1,888)
       Deferred revenue.....................................      228      (1,642)       (824)
       Accrued reorganization costs.........................       --          --       4,366
       Income taxes payable.................................      580         444      (1,233)
                                                              -------    --------    --------
          Total adjustments.................................    4,171      (1,016)     (1,088)
                                                              -------    --------    --------
          Net cash provided by (used in) operating
            activities......................................   (5,468)      6,362         685
                                                              -------    --------    --------
Cash flows from investing activities:
     Payment of contingent consideration....................       --          --     (33,342)
     Proceeds from sales of businesses......................       --          --         833
     Acquisitions of businesses, net of cash acquired.......  (19,302)    (52,856)     (3,740)
     Proceeds from sale of property, plant and equipment....       --         214          --
     Additions to property and equipment....................     (227)     (3,205)     (7,266)
                                                              -------    --------    --------
       Net cash used in investing activities................  (19,529)    (55,847)    (43,515)
                                                              -------    --------    --------
Cash flows from financing activities:
     Issuance of common stock...............................   32,665      55,270       1,658
     Decrease in notes payable to stockholders..............     (298)         --          --
     Borrowings under line of credit........................       --      28,200      57,250
     Repayments under line of credit........................       --     (34,192)    (20,750)
     Repayment of long-term debt............................   (5,772)         --        (712)
                                                              -------    --------    --------
       Net cash provided by financing activities............   26,595      49,278      37,446
                                                              -------    --------    --------
Net increase (decrease) in cash and cash equivalents........    1,598        (207)     (5,384)
Cash and cash equivalents, beginning of period..............    6,225       7,823       7,616
                                                              -------    --------    --------
Cash and cash equivalents, end of period....................  $ 7,823    $  7,616    $  2,232
                                                              =======    ========    ========

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

     On May 4, 1998, Provant completed the initial public offering (the "IPO") of its common stock (the "Common Stock") and simultaneously acquired in separate merger transactions seven companies engaged in providing performance improvement training services and products (collectively referred to as the "Founding Companies"). Since the completion of the IPO, the Company acquired in separate transactions 14 additional businesses engaged in providing performance improvement training services and products (collectively such companies are referred to with the Founding Companies as the "Operating Companies"). The Company provides services nationally, and has offices in 19 states, one in Canada and one in the United Kingdom.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     For financial statement purposes, Provant has been identified as the accounting acquiror in all of its acquisitions accounted for under the purchase method. Accordingly, the consolidated financial statements include the accounts of Provant since its date of inception, November 16, 1996, and the accounts of the Operating Companies since their respective dates of acquisition for those accounted for using the purchase method. The allocations of the purchase prices to the assets acquired and liabilities assumed of certain of the companies acquired in fiscal 2000 have been recorded based on preliminary estimates of fair value and may be changed as additional information becomes available.

     In December 1999, Provant acquired Senn-Delaney Leadership Consulting Group, Inc. and Senn-Delaney Leadership Consulting U.K., Ltd. (together, "Senn-Delaney Leadership") in an acquisition accounted for as a pooling-of-interests. As required under the pooling-of-interests method, the results of all periods presented include the results of Provant and Senn-Delaney Leadership.

     The pro forma adjustments give effect to (i) the compensation differential,
(ii) pooling-related costs, and (iii) provision for income taxes using an effective corporate tax rate of 41.5% for Senn-Delaney Leadership and 40% for Provant, adjusted for non-tax deductible goodwill. The compensation differential represents pro forma adjustments to salary, bonus and benefits paid to certain employee owners of Senn-Delaney Leadership to which they have contractually agreed prospectively. The aggregate compensation differential for the year ended June 30, 2000 was $3.3 million.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Provant, its wholly-owned subsidiaries and subsidiaries in which a controlling interest is held. All significant inter-company accounts and transactions have been eliminated.

  Revenue Recognition

     The Company recognizes revenue when services are performed and related products are delivered. The Company recognizes revenue from a site license when the Company has no further obligations with respect to the license, which is usually upon delivery. A significant portion of the Company's revenue results from services performed under long-term contracts, either directly or through subcontracts. The majority of the Company's long-term contracts are fixed-price contracts. Revenue on fixed price contracts is recognized using

                         PROVANT, INC. AND SUBSIDIARIES
the percentage of completion method based on costs incurred in relation to total estimated costs. Revenue on time-and-materials contracts is recognized to the extent of fixed billable rates for hours delivered plus reimbursable costs. Revenue on cost-plus-fee contracts is recognized based on reimbursable costs incurred plus estimated fees earned thereon. Deferred revenue is recognized for payments received prior to services being performed. The asset "costs in excess of billings" represents revenues recognized in excess of amounts billed. The liability "billings in excess of costs" represents billings in excess of revenues recognized. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

  Cash Flow Information

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Cash paid for interest in fiscal 1998, 1999 and 2000 was $118,000, $345,000, and $2,037,000, respectively. Cash paid for taxes in fiscal 1998, 1999 and 2000 was $14,000, $8,744,000 and $7,645,000, respectively.

     The Company recorded the following non-cash transactions during fiscal 1998, 1999 and 2000 (Dollars in thousands):

                                                               YEAR ENDED JUNE 30,
                                                              ----------------------
                                                              1998    1999     2000
                                                              ----   ------   ------
Discount on indebtedness associated with issuance of stock
  warrants..................................................  $221   $   --   $   --
Compensation expense in connection with sales of Company
  stock.....................................................  $485   $   --   $   --
Compensation expense in connection with stock options
  granted to consultants to the Company.....................  $201   $   --   $   --
Issuance of notes payable for acquired businesses...........  $ --   $7,298   $5,175

     The following is a reconciliation of net cash paid for acquisitions during fiscal 1998, 1999 and 2000 (Dollars in thousands):

                                                            YEAR ENDED JUNE 30,
                                                      -------------------------------
                                                        1998        1999       2000
                                                      --------    --------    -------
Fair value of assets acquired.......................  $ 82,386    $197,131    $12,871
Liabilities assumed.................................   (21,954)    (26,661)      (883)
Additional purchase price accrued but not yet
  paid..............................................      (755)    (51,744)    (2,250)
Notes payable issued................................        --      (7,298)    (5,175)
Fair value of stock and warrant consideration.......   (35,977)    (53,845)      (400)
                                                      --------    --------    -------
Cash paid...........................................    23,700      57,583      4,163
Less cash acquired..................................    (4,398)     (4,727)      (423)
                                                      --------    --------    -------
     Net cash paid for acquisitions.................  $ 19,302    $ 52,856    $ 3,740
                                                      ========    ========    =======

  Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments including cash and cash equivalents, accounts receivable, contract receivables, accounts payable, accrued expenses and accrued contingent consideration approximate fair value due to the short term nature of these instruments. The carrying value of the long-term debt approximates fair value based on current rates available to the Company for debt of similar maturity and terms.

                         PROVANT, INC. AND SUBSIDIARIES

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

     The estimated fair value is based on the excess of the purchase price over the estimated fair value of the tangible and other intangible assets acquired and liabilities assumed. Recoverability of goodwill is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the acquired Company. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

  Capitalized Computer and Educational Software Development Costs

     Capitalized computer and educational software development costs consist of costs to develop and purchase computer and educational software to be licensed or otherwise marketed to customers. Development costs incurred in the research and development of new computer and educational software products and enhancements to existing products are expensed in the period incurred, unless these costs qualify for capitalization in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Capitalized computer and educational software development costs are amortized over the economic lives of the related products, typically three to five years, beginning at their initial shipment date. Capitalized computer and educational software development costs of $400,000 and $1,761,000 are included in other assets at June 30, 1999 and 2000, respectively.

                         PROVANT, INC. AND SUBSIDIARIES

Accumulated amortization was $85,000 and $277,000 as of June 30, 1999 and 2000, respectively. Amortization expense was $85,000 and $192,000 for fiscal 1999 and 2000, respectively.

  Concentrations of Credit Risk

     The Company provides services to customers located in a broad range of geographical regions. The Company's credit risk primarily consists of receivables from a variety of customers including U.S. Government entities and commercial and industrial companies. The Company reviews its accounts receivable and provides allowances as deemed necessary.

     The Company's sales to U.S. Government entities accounted for approximately 23%, 12% and 15% of the Company's total revenue in fiscal 1998, 1999 and 2000, respectively. The Company had contract receivables as of June 30, 1999 and 2000 of approximately $6.1 million and $6.6 million from U.S Government entities.

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

  Accounting for Stock-Based Compensation

     The Company applies Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, compensation expense is recorded for options issued to employees in fixed amounts to the extent that the fixed exercise prices are less than the fair market value of the Company's common stock at the date of grant. The Company follows the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation (Note 14). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

  Earnings (Loss) Per Common Share

     Basic earnings (loss) per common share is computed by dividing income
(loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period when the effect is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options or warrants, the proceeds of which are then assumed to repurchase outstanding stock using the treasury stock method. Common equivalent shares are not included in the diluted earnings
(loss) per common share calculation if their effect would be anti-dilutive.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of revenues, expenses, assets, liabilities and contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

                         PROVANT, INC. AND SUBSIDIARIES

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

(3) BUSINESS COMBINATIONS

     Concurrently with the completion of its IPO on May 4, 1998, Provant acquired the Founding Companies. During fiscal 1999, the Company acquired in separate transactions 11 additional businesses engaged in providing performance improvement training services and products (collectively such companies are referred to as the "Fiscal 1999 Acquisitions"). During fiscal 2000, the Company acquired in separate transactions that were accounted for as purchases two additional businesses engaged in providing performance improvement training services and products (collectively such companies are referred to as the "Fiscal 2000 Purchase Acquisitions"). Also during fiscal 2000, the Company acquired Senn-Delaney Leadership in an acquisition accounting for as a pooling-of-interests.

PURCHASE METHOD OF ACCOUNTING

     The acquisition of each of the Founding Companies, the Fiscal 1999 Acquisitions and the Fiscal 2000 Purchase Acquisitions were accounted for using the "purchase" method of accounting. Accordingly, the results of operations for the acquired businesses have been included since their respective dates of acquisition. The purchase agreements between Provant and all but three of these acquired companies provided for the payment of additional, contingent consideration (the "Contingent Consideration") based upon the future performance of these businesses. For accounting purposes, any Contingent Consideration paid in these acquisitions is treated as additional purchase price. (See Note 12)

     The aggregate purchase price for the Founding Companies was $105.5 million, consisting of $24.3 million in initial cash consideration, $25.8 million in cash Contingent Consideration, 3,459,341 shares of Common Stock issued as initial consideration valued at $36.0 million, and 1,768,448 shares of Common Stock issued as Contingent Consideration valued at $19.4 million.

     The aggregate purchase price paid to date for the Fiscal 1999 Acquisitions was $127.6 million, consisting of $57.6 million in initial cash consideration, $9.0 million in cash Contingent Consideration, $7.3 million of convertible notes payable, 3,436,187 shares of Common Stock valued at $45.1 million, 582,806 shares of Common Stock issued as Contingent Consideration valued at $6.4 million and $2.2 million accrued at June 30, 2000 as contingent consideration.

     The aggregate purchase price for the Fiscal 2000 Purchase Acquisitions is $8.2 million, consisting of $2.6 million in cash, $5.2 million of notes payable and warrants to purchase 200,000 shares of Common Stock valued at $0.4 million. The warrants to purchase 200,000 shares of Common Stock are exercisable at a per share exercise price of $14.00 per share. The warrants expire on June 1, 2003.

     The consolidated balance sheet as of June 30, 2000 includes allocations of the respective purchase prices of the Founding Companies, Fiscal 1999 Acquisitions and Fiscal 2000 Purchase Acquisitions to the assets acquired and liabilities assumed based on estimates of fair value. The allocations for certain of the Fiscal 2000 Purchase Acquisitions were based on preliminary estimates of fair value and are subject to final adjustment. The allocations resulted in $53.2 million, $173.2 million and $7.2 million of goodwill recorded during fiscal 1998, 1999 and 2000, respectively, which represents the excess of purchase price over the estimated fair value

                         PROVANT, INC. AND SUBSIDIARIES
of the net assets acquired. In conjunction with these acquisitions, goodwill was determined as follows (Dollars in thousands):

                                                            YEAR ENDED JUNE 30,
                                                      -------------------------------
                                                        1998        1999       2000
                                                      --------    --------    -------
Cash paid, net of cash acquired.....................  $ 19,302      52,856      2,160
Additional purchase price accrued but not yet
  paid..............................................       755      51,744      2,250
Cash paid as contingent consideration...............        --          --      1,520
Fair value of stock consideration issued............    35,977      53,845        598
Fair value of warrants issued.......................        --          --        400
Notes payable issued................................        --       7,298      5,175
Liabilities assumed.................................    21,954      26,661        883
Less fair value of tangible assets acquired, net of
  cash acquired.....................................   (24,801)    (19,245)    (5,774)
                                                      --------    --------    -------
Goodwill............................................  $ 53,187    $173,159    $ 7,212
                                                      ========    ========    =======

     The unaudited pro forma combined financial data presented below consists of the income statement data presented in these consolidated financial statements plus income statement data for the Founding Companies, Fiscal 1999 Acquisitions, and Fiscal 2000 Purchase Acquisitions as if they were acquired effective July 1, 1997 (Dollars in thousands, except per share data):

                                                             YEAR ENDED JUNE 30,
                                                     -----------------------------------
                                                       1998         1999          2000
                                                     --------    -----------    --------
                                                                 (UNAUDITED)
Revenue............................................  $174,602     $213,303      $223,685
Net income.........................................  $  7,322     $ 16,363      $  5,305
     Basic Earnings per common share...............  $   0.45     $   0.93      $   0.25
     Diluted Earnings per common share.............  $   0.44     $   0.89      $   0.24

     The unaudited pro forma combined financial data gives effect to (i) the acquisition of the Operating Companies, (ii) the consummation of the IPO and the application of the net proceeds therefrom, (iii) the elimination of a non-recurring fee of $750,000 in the year ended June 30, 1998 for information related to the training industry, (iv) acquisitions completed by one of the Founding Companies, (v) the elimination of non-cash compensation expense totaling $686,000 for the year ended June 30, 1998 related to the issuance of Common Stock and stock options to officers of and consultants to the Company,
(vi) a provision for income tax for the Operating Companies that were taxed as S corporations during the relevant periods, (vii) the elimination of non-recurring legal and accounting fees related to the IPO and acquisition of the Operating Companies, (vii) the compensation differential and (viii) the elimination of pooling related costs incurred in connection with the acquisition of Senn-Delaney Leadership. The compensation differential represents pro forma adjustments to salary, bonuses and benefits paid to certain owners of the Operating Companies to certain levels to which they have agreed prospectively.

     The unaudited pro forma combined results presented above are not necessarily indicative of actual results which might have occurred had the operations and management teams of Provant and the Operating Companies been combined at the beginning of the periods presented.

POOLING OF INTERESTS METHOD

     In December 1999, Provant acquired Senn-Delaney Leadership for an aggregate purchase price of 2,168,286 shares of Common Stock in an acquisition accounted for as a pooling-of-interests. In connection with the merger, the Company also assumed Senn-Delaney Leadership options that were converted into options to purchase an aggregate of 352,212 shares of the Company's Common Stock.

                         PROVANT, INC. AND SUBSIDIARIES

     In accordance with the pooling-of-interests method of accounting, the results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below (Dollars in thousands):

                                                         YEAR ENDED JUNE 30,
                                               ----------------------------------------
                                                  1998          1999           2000
                                               ----------    -----------    -----------
Revenue:
  Provant....................................  $   14,189    $   138,676    $   185,103
  Senn-Delaney Leadership....................      22,722         26,939         32,256
                                               ----------    -----------    -----------
  Combined...................................  $   36,911    $   165,615    $   217,359
                                               ==========    ===========    ===========

                                                         YEAR ENDED JUNE 30,
                                               ----------------------------------------
                                                  1998          1999           2000
                                               ----------    -----------    -----------
Net Income:
  Provant....................................  $   (2,894)   $     9,711    $      (286)
  Senn-Delaney Leadership....................      (6,745)        (2,333)         2,059
                                               ----------    -----------    -----------
  Combined...................................  $   (9,639)   $     7,378    $     1,773
                                               ==========    ===========    ===========

(4) BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per common share for fiscal 1998, 1999, and 2000 (Dollars in thousands):

                                                  1998          1999           2000
                                               ----------    -----------    -----------
Numerator:
  Net income (loss)..........................  $   (9,639)   $     7,378    $     1,773
                                               ==========    ===========    ===========
Denominator:
  Basic weighted average common shares
     outstanding.............................   6,518,455     15,376,145     20,897,579
  Effect of dilutive securities: stock
     options, warrants and convertible
     notes...................................          --        505,311        671,237
  Effect of securities under contingent
     consideration arrangements..............          --        775,019        224,955
                                               ----------    -----------    -----------
  Diluted weighted average common shares
     outstanding.............................   6,518,455     16,656,475     21,793,771
                                               ==========    ===========    ===========

     The number of shares to be issued as contingent consideration are included as outstanding in the calculation of diluted weighted average common shares upon the related performance criteria having been met, the number of shares being determined, and the effect on basic earnings per common share is dilutive. (See
Note 12)

     The following securities that could potentially dilute future basic earnings per common share were not included in the computations of diluted earnings per common share because to do so would have been anti-dilutive:

                                                               JUNE 30,
                                               ----------------------------------------
                                                  1998          1999           2000
                                               ----------    -----------    -----------
Stock options................................      42,942         66,152      1,131,807
Warrants.....................................      18,400             --        632,984
                                               ----------    -----------    -----------
Total........................................      61,342         66,152      1,764,791
                                               ==========    ===========    ===========

                         PROVANT, INC. AND SUBSIDIARIES

(5) CONTRACT ACCOUNTING

     Contract receivables are summarized as follows (Dollars in thousands):

                                                                     JUNE 30,
                                                              ----------------------
                                                                1999         2000
                                                              ---------    ---------
U.S. Government customers:
Amounts due currently -- prime contractor...................  $   4,568    $   5,540
Amounts due currently -- subcontractor......................        928          602
Recoverable costs and accrued profit on progress
  completed -- not billed...................................        481          313
Retainage...................................................        126          100
                                                              ---------    ---------
Total.......................................................  $   6,103    $   6,555
                                                              =========    =========

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

     Costs in excess of billings and billings in excess of costs are summarized as follows (Dollars in thousands):

                                                                     JUNE 30,
                                                              ----------------------
                                                                1999         2000
                                                              ---------    ---------
Costs incurred and estimated earnings on uncompleted
  contracts.................................................  $ 135,688    $ 174,102
Less: Billings to date......................................   (136,114)    (173,769)
                                                              ---------    ---------
                                                              $    (426)   $     333
                                                              =========    =========
Included in the accompanying balance sheet under the
  following captions:
  Costs in excess of billings...............................  $   6,965    $   5,834
                                                              =========    =========
  Billings in excess of costs...............................  $  (7,391)   $  (5,501)
                                                              =========    =========

(6) INVENTORIES

     Inventories consist of the following (Dollars in thousands):

                                                                     JUNE 30,
                                                              ----------------------
                                                                1999         2000
                                                              ---------    ---------
Released film costs.........................................  $   8,352    $   7,694
Accumulated amortization on released film costs.............     (4,869)      (5,394)
Film in progress............................................         21          818
Other inventory.............................................        966        1,305
                                                              ---------    ---------
Total inventory.............................................  $   4,470    $   4,423
                                                              =========    =========

                         PROVANT, INC. AND SUBSIDIARIES

(7) NON-CURRENT ASSETS

     Property and equipment consist of the following:

                                                                            JUNE 30,
                                                                     ----------------------
                                                      USEFUL LIFE      1999         2000
                                                      -----------    ---------    ---------
                                                                     (DOLLARS IN THOUSANDS)
Equipment...........................................  3 - 7 years     $ 6,877      $ 8,532
Software............................................    3 years           938        2,813
Furniture and fixtures..............................  3 - 7 years       1,609        1,480
Leasehold improvements..............................  3 - 7 years         672          681
                                                                      -------      -------
Property and equipment..............................                   10,096       13,506
Less accumulated depreciation and amortization......                   (2,858)      (4,958)
                                                                      -------      -------
Property and equipment, net.........................                  $ 7,238      $ 8,548
                                                                      =======      =======

     Depreciation expense was $315,000, $2,062,000 and $3,490,000 for fiscal 1998, 1999, and 2000 respectively.

     Goodwill amortization expense was $245,000, $2,622,000, and $5,383,000 for fiscal 1998, 1999, and 2000 respectively. Accumulated amortization was $2,867,000 and $8,250,000 as of June 30, 1999 and 2000, respectively.

(8) ACCRUED EXPENSES

     Accrued expenses consist of the following (Dollars in thousands):

                                                                   JUNE 30,
                                                              ------------------
                                                               1999       2000
                                                              -------    -------
Accrued lease abandonment costs.............................  $   792    $   680
Accrued taxes...............................................    5,642      4,628
Accrued profit distribution.................................    6,005         --
Other accrued liabilities...................................    9,884      8,406
                                                              -------    -------
Total.......................................................  $22,323    $13,714
                                                              =======    =======

     Accrued profit distribution consists of Senn-Delaney Leadership's accrued profits for periods prior to being acquired by Provant. These amounts were distributed to certain former employee owners of Senn-Delaney Leadership during fiscal 2000.

(9) REORGANIZATION AND OTHER CHARGES

     In fiscal 2000, the Company recorded charges related to its reorganization program of $11.7 million. Of this $11.7 million, approximately $1.4 million was recorded through cost of sales, $2.0 million was recorded through selling, general and administrative expenses and $8.3 million was recorded as a reorganization charge.

     The reorganization program includes the elimination of executive positions, reduction in service delivery and administrative employees, the combination of certain redundant operating facilities, abandonment of certain property, equipment and leasehold improvements, and the elimination of certain services and products, which are not material to the Company's business. As part of the reorganization program, the Company plans on terminating approximately 190 employees, of which, 178 employees were terminated as of June 30, 2000.

                         PROVANT, INC. AND SUBSIDIARIES

     The amounts recorded related to the reorganization program were as follows (Dollars in thousands):

                                                                       SELLING,
                                                                     GENERAL AND
                                       REORGANIZATION    COST OF    ADMINISTRATIVE     TOTAL
                                           CHARGE         SALES        EXPENSE        CHARGES
                                       --------------    -------    --------------    -------
Executive severance..................      $3,884        $   --         $   --        $ 3,884
Employee severance...................         813            --             --            813
Employee retention...................          --            --            444            444
Lease termination costs..............       2,361            --                         2,361
Inventory and contract termination
  costs..............................          --         1,385             --          1,385
Abandonment of property and
  equipment..........................         629            --          1,378          2,007
Other costs related to eliminated
  activities.........................         600            --            214            814
                                           ------        ------         ------        -------
Total................................      $8,287        $1,385         $2,036        $11,708
                                           ======        ======         ======        =======

     The following table summarizes the activity related to the reorganization program costs at June 30, 2000 (Dollars in thousands):

                                                         NON-
                                        BEGINNING        CASH           CASH         ENDING
                                         BALANCE        CHARGE        PAYMENTS       BALANCE
                                      --------------    -------    --------------    -------
Severance and retention benefits....     $ 5,141        $  (309)      $(2,687)       $ 2,145
Exit costs..........................       3,175             (7)         (947)         2,221
Asset impairments...................       3,392         (3,392)           --             --
                                         -------        -------       -------        -------
Total...............................     $11,708        $(3,708)      $(3,634)       $ 4,366
                                         =======        =======       =======        =======

     The Company expects to make future cash payments of approximately $4.4 million in fiscal 2001 and beyond. The severance and lease obligations will be disbursed over a period based upon the terms of the severance and lease agreements.

(10) DEBT AND CREDIT ARRANGEMENTS

     Borrowings are summarized as follows (Dollars in thousands):

                                                                   JUNE 30,
                                                              -------------------
                                                               1999        2000
                                                              -------    --------
Notes payable to former stockholders........................  $ 2,613    $  6,808
Convertible notes payable...................................    6,328       6,718
Revolving credit arrangement................................    1,500      38,000
Capital lease obligations...................................      278         666
                                                              -------    --------
                                                              $10,719    $ 52,192
Less current portion of debt and capital lease
  obligations...............................................   (1,477)    (10,493)
                                                              -------    --------
Long-term debt and capital lease obligations................  $ 9,242    $ 41,699
                                                              =======    ========

  Notes Payable to Former Stockholders

     Notes payable to former stockholders consists primarily of amounts due to former stockholders of the Operating Companies. These notes mature through June 2009 and bear interest at rates ranging from 7.0% to 14.2%.

                         PROVANT, INC. AND SUBSIDIARIES

  Convertible Notes Payable

     In connection with an acquisition, the Company issued an aggregate of $7,132,000 of convertible non-interest bearing promissory notes ("promissory notes"). The promissory notes are convertible at the election of the holders at the conversion price of $16.125 per share into an aggregate of approximately 442,295 shares of Common Stock. The promissory notes were recorded at $6,328,000, the net present value, based on a 6% interest rate.

  Revolving Credit Arrangement

     The Company has entered into a revolving credit facility with Fleet National Bank (as agent). The facility provides the Company with a revolving line of credit of up to $105.0 million, guaranteed by all of the Company's subsidiaries and secured by a pledge of the capital stock of certain of the Company's subsidiaries. The credit facility may be used for refinancing of existing indebtedness, acquisitions, working capital and general corporate purposes. Loans made under the credit facility bear interest, at the Company's option, at a rate based on either a Eurodollar rate or the bank's prime rate. In addition, a commitment fee is payable on the unused portion of the revolving line of credit at a rate of between 0.25% and 0.45% depending on the ratio of the Company's consolidated total funded debt to consolidated earnings before interest, taxes, depreciation and amortization. The credit facility will terminate on December 31, 2001 and all amounts outstanding thereunder (if any) will be due at such time. The credit facility (i) generally prohibits the payment of dividends and other distributions by the Company, (ii) generally does not permit the Company to incur or assume other indebtedness, and (iii) requires the Company to comply with certain financial covenants.

     At June 30, 2000, future minimum payments on debt and capital lease obligations were as follows (Dollars in thousands):

                                                                         CAPITAL
YEAR ENDING JUNE 30,                                           DEBT      LEASES
--------------------                                          -------    -------
2001........................................................  $10,243     $269
2002........................................................   40,685      284
2003........................................................      131      168
2004........................................................      131       --
2005........................................................      131       --
After 2005..................................................      204       --
                                                              -------     ----
                                                               51,525      721
Less: amounts representing interest.........................       --      (54)
                                                              -------     ----
Total.......................................................  $51,525     $667
                                                              =======     ====

  Accrued Contingent Consideration

     As of June 30, 1999, the Company had accrued $32.9 million of contingent consideration, which was expected to be paid in cash to the former stockholders of certain acquired businesses. The actual Contingent Consideration paid during fiscal 2000 in cash totaled $33.3 million.

     As of June 30, 2000, the Company has accrued $968,000 of Contingent Consideration, which is expected to be paid in cash in the second quarter of fiscal 2001 to the former stockholder of a certain acquired business. (See Note
12)

                         PROVANT, INC. AND SUBSIDIARIES

(11) INCOME TAXES

     Income tax expense (benefit) consists of (Dollars in thousands):

                                                              YEAR ENDED JUNE 30,
                                                           --------------------------
                                                            1998      1999      2000
                                                           ------    ------    ------
Current:
  Federal................................................  $  540    $7,260    $3,599
  State..................................................     284     1,839     1,412
  Foreign................................................     348       448       314
                                                           ------    ------    ------
          Total current..................................   1,172     9,547     5,325
                                                           ------    ------    ------
Deferred:
  Federal................................................    (860)     (659)      420
  State..................................................     (41)      (56)      177
  Foreign................................................      --        --        --
                                                           ------    ------    ------
          Total deferred.................................    (901)     (715)      597
                                                           ------    ------    ------
          Income tax expense (benefit)...................  $  271    $8,832    $5,922
                                                           ======    ======    ======

     Total income tax expense for the years ended June 30, 1998, 1999 and 2000 were allocated as follows:

                                                               YEAR ENDED JUNE 30,
                                                            -------------------------
                                                            1998     1999      2000
                                                            ----    ------    -------
Income from continuing operations.........................  $271    $8,832    $ 5,922
Items recorded directly to goodwill or other noncurrent
  intangible assets.......................................    --        --     (2,452)
Other items charged directly to equity....................    --        --       (209)
                                                            ----    ------    -------
Total.....................................................  $271    $8,832    $ 3,261
                                                            ====    ======    =======

     The income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income as a result of the following (Dollars in thousands):

                                                              YEAR ENDED JUNE 30,
                                                          ---------------------------
                                                           1998       1999      2000
                                                          -------    ------    ------
Current:
  Income tax expense (benefit) at the statutory rate....  $(3,279)   $5,674    $2,620
  Increase in income tax expense or decrease in income
     tax benefit resulting from:
     Reduction of valuation allowance due to interaction
       of acquiror and acquired companies tax
       positions........................................      659        --        --
     Amortization of goodwill...........................       79       822     1,634
     Senn Delaney Leadership S corporation losses and
       reserves.........................................    2,543     1,052       550
     Non-deductible pooling costs.......................       --        --       413
     Deferred taxes booked in pooling-of-interests......       --        --      (337)
     State income taxes, net of federal income tax
       benefit..........................................      158     1,159     1,049
     Other, net.........................................      111       125        (7)
                                                          -------    ------    ------
  Income tax expense at effective rate..................  $   271    $8,832    $5,922
                                                          =======    ======    ======

                         PROVANT, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (Dollars in thousands).

                                                                   JUNE 30,
                                                              ------------------
                                                               1999       2000
                                                              -------    -------
Deferred tax assets:
  Accrued liabilities.......................................  $ 3,822    $ 8,235
  Allowance for doubtful accounts...........................      562        792
  Start-up costs capitalized for tax purposes...............      957      1,350
  Intangibles...............................................       85         --
  Abandoned lease reserves..................................      538        438
  Film inventory............................................      147         --
  Other.....................................................      425        620
                                                              -------    -------
Total gross deferred tax assets.............................    6,536     11,435
  Less valuation allowance..................................   (1,085)    (2,461)
                                                              -------    -------
  Net deferred tax assets...................................    5,451      8,974
                                                              -------    -------
Deferred tax liabilities:
  Change from cash to accrual method for acquired
     companies..............................................    2,271      3,602
  Change of inventory method for acquired companies.........       --        684
  Intangibles...............................................       --        308
  Other.....................................................      389        759
                                                              -------    -------
Total gross deferred liabilities............................    2,660      5,353
                                                              -------    -------
Net deferred tax asset......................................  $ 2,791    $ 3,621
                                                              =======    =======

     The valuation allowance for deferred tax assets was $1,085,000 and $2,461,000 as of June 30, 1999 and 2000 respectively. The valuation allowance for deferred income taxes increased by $1,376,000 from June 30, 1999 to June 30, 2000. The increase in the valuation allowance relates to deferred tax assets recorded in connection with the acquisition of certain companies during the year ended June 30, 2000 and was recorded as an adjustment to goodwill. Reductions of the valuation allowance, if any, will be recorded as a reduction to goodwill.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Although realization is not assured, based upon the level of historical taxable income of the Company and projections for the Company's future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced or increased in the near term if estimates of future taxable income during the carryforward period are reduced or increased.

(12) COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company has several leases for its office space as well as for the Operating Companies' operating space, vehicles, and equipment under cancelable and non-cancelable operating leases that expire on various

                         PROVANT, INC. AND SUBSIDIARIES
dates through fiscal 2008. Most of these leases generally provide for rent escalation based upon changes in real estate taxes and operating expenses.

     Future minimum lease payments under all non-cancelable operating leases, including leases to related parties, are as follows (Dollars in thousands):

YEAR ENDING JUNE 30,
--------------------
2001........................................................  $ 6,775
2002........................................................    5,127
2003........................................................    3,485
2004........................................................    2,944
2005........................................................      999
Thereafter..................................................    1,278
                                                              -------
Total.......................................................  $20,608
                                                              =======

     Rent expense for fiscal 1998, 1999 and 2000 was $1.1 million, $6.1 million, and $7.4 million, respectively. Sublease income for fiscal 1999 and 2000 was $219,000 and $621,000, respectively.

  U.S. Government Contracts

     A substantial portion of the Company's revenue and costs for all periods presented is subject to audit by agencies of the U.S. Government. Management does not expect the results of these audits to have a material impact on the financial position or future results of operations of the Company. The Company has been audited by agencies of the U.S. Government through April 30, 1998.

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

  Contingent Payments to Former Stockholders of the Operating Companies

     The merger agreements between Provant and each of the Founding Companies provided for the payment of Contingent Consideration. With respect to five of the Founding Companies, Contingent Consideration was paid in fiscal 1999 through the issuance of 901,115 shares of Common Stock valued at $9.4 million. For the remaining two Founding Companies, Contingent Consideration was paid in fiscal 2000 through the issuance of 867,333 shares of Common Stock valued at $10.0 million and cash payments of $25.9 million.

     The acquisition agreements between Provant and all but one of the Fiscal 1999 Acquisitions provide for the payment of Contingent Consideration of cash and/or shares of Common Stock if certain performance criteria are met over future periods ranging from one to three years. The Contingent Consideration will be paid in shares of Common Stock or cash in accordance with a formula based on the relationship of defined earnings before interest and taxes ("EBIT") or revenue of the respective acquired business to a specified baseline EBIT or revenue target and certain other adjustments. For the three businesses acquired in fiscal 2000, the acquisition agreements did not provide for the payment of any Contingent Consideration.

                         PROVANT, INC. AND SUBSIDIARIES

     For the two Fiscal 1999 Acquisitions with Contingent Consideration based on performance criteria associated with the year ended June 30, 1999, Contingent Consideration was paid in fiscal 2000 through the issuance of 582,806 of Common Stock valued at $6.4 million and cash payments of $7.5 million.

     For one of the Fiscal 1999 Acquisitions with Contingent Consideration based on performance criteria associated with the year ended June 30, 2000, $2.2 million of Contingent Consideration has been accrued, consisting of $968,000 in cash and 228,089 shares of Common Stock valued at $1.3 million. The Contingent Consideration is expected to be paid in the second quarter of fiscal 2001.

     For the remaining Fiscal 1999 Acquisitions, Contingent Consideration of cash and/or shares of Common Stock up to maximum amounts of $33.0 million could be payable based on performance criteria associated with the two years ended June 30, 2001. For one of the Fiscal 1999 Acquisitions, Contingent Consideration of cash and/or shares of common stock is payable based entirely on performance criteria over a three-year period and is not currently determinable.

  Other Matters

     The Company is from time to time a party to litigation arising in the ordinary course of business. Management believes that no pending legal proceeding will have a material adverse effect on the business, financial condition or results of operations of the Company.

(13) STOCKHOLDERS' EQUITY

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

     The Company has two effective shelf registration statements on Form S-4. Each registration statement relates to the issuance of up to 3,000,000 shares of Common Stock in connection with acquisitions. Of these shares, 3,758,888 shares have been issued through September 15, 2000 and a currently undeterminable number of shares may become issuable as contingent consideration under the registration statements with respect to acquisitions completed before such date.

     As of June 30, 2000, 6,817,778 shares of Common Stock have been reserved for issuance upon the conversion of convertible notes payable, the exercise of options, warrants or in the employee stock purchase plan.

     Holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders, and do not have cumulative voting rights.

     The Preferred Stock, if issued, could have priority over the Common Stock with respect to dividends and other distributions, including the distribution of assets upon liquidation. As of June 30, 2000, the Company had not issued any shares of Preferred Stock.

     As of June 30, 2000, the Company has recorded $1.3 million of Contingent Consideration to be issued in the form of stock to the former stockholders of a certain acquired business. (See Note 12) This amount was estimated based on the portion of Contingent Consideration to be paid in cash based upon preliminary

                         PROVANT, INC. AND SUBSIDIARIES
elections from the former stockholder. During fiscal 2000, 1,450,139 shares of Common Stock valued at $16.4 million were issued as Contingent Consideration.

  Stock Purchase Warrants

     The Company issued two warrants to each of two officers and directors of the Company in exchange for these executives extending financing to the Company in the period prior to the IPO. The first warrant entitles the holder to purchase 173,194 shares of Common Stock at a per share exercise price equal to $13.00. The second warrant entitling the holder to purchase 216,492 shares of Common Stock becomes exercisable only if the market price of the Common Stock increases to certain threshold levels (except as otherwise described below) (the "Contingent Warrant"). Specifically, 20% of the total number of shares issuable under the Contingent Warrant will become exercisable on each of the three occasions that the market price of the Common Stock reaches $26.00, $39.00 and $52.00, respectively, and the remaining 40% of the total number of shares issuable under the Contingent Warrant will become exercisable if the market price of the Common Stock reaches $65.00. However, under certain circumstances involving the merger or sale of the Company, the Contingent Warrant will become exercisable to purchase all of the warrant shares. The exercise price of the Contingent Warrant increases on each anniversary of the closing of the IPO (May 4, 1998). Specifically, the exercise price is equal to the initial public offering price of $13.00 for the first 12 months following May 4, 1998 and, for each 12 month period thereafter, is equal to $13.00 plus $1.30 multiplied by the number of full 12 month periods elapsed since May 4, 1998. However, once a portion of the Contingent Warrant becomes exercisable, that portion's exercise price is fixed as of that date. The warrants expire on May 4, 2005. The warrants have been accounted for in accordance with Opinion No. 14 of the Accounting Principles Board. The holders of the warrants have the right to require the Company to register the resale of the shares that may be acquired upon exercise of the warrants under the Securities Act of 1933, as amended. During fiscal 2000, 43,298 shares became exercisable under the terms of each of the second warrants described above.

     During fiscal 2000, the Company issued four warrants in connection with the acquisition of a business acquired during fiscal 2000. The warrants entitle the holders to purchase 200,000 shares of Common Stock at a per share exercise price equal to $14.00. The warrants expire on June 1, 2003.

  Shareholder Rights Plan

     In July 2000, the Company adopted a Preferred Stock Purchase Rights Plan pursuant to which a dividend of one share purchase right for each share of Common Stock was distributed to stockholders of record as of the close of business on July 28, 2000. The rights, which expire on July 28, 2010, become exercisable only if a person or group acquires 15% or more of the Common Stock or announces a tender offer the consummation of which would result in ownership by a person or group of 15% or more of the Common Stock. Each right will entitle stockholders to buy one-hundredth of Series A Preferred Stock of the Company at an exercise price of $25 per one one-hundredth of a Series A Preferred Share. Until the rights become exercisable, they will trade with the Common Stock as a unit.

(14) STOCK-BASED COMPENSATION PLANS

     The Company has granted stock options under four stock-based compensation plans: the 1998 Equity Incentive Plan, the 1998 Non-Qualified Stock Option Plan, the Stock Plan for Non-Employee Directors, and the 1998 Stock Option Plan for Outside Directors.

  Equity Incentive Plan

     The Company has adopted the 1998 Equity Incentive Plan which provides for the award of up to 2,350,000 shares of Common Stock in the form of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock or stock units. All directors and employees of, and all

                         PROVANT, INC. AND SUBSIDIARIES
consultants and advisors to, the Company are eligible to participate. Options generally vest over a three year period and expire seven years from date of grant.

  1998 Non-Qualified Stock Option Plan

     The Company has adopted the 1998 Non-Qualified Stock Option Plan which provides for the award of up to 2,000,000 shares of common stock in the form of non-qualified stock options. All employees, consultants and advisors of the Company are eligible to participate. Except for non-qualified stock options covering no more than 25,000 shares of Common Stock in the aggregate, directors and officers of the Company are not eligible to participate.

  Stock Plan for Non-Employee Directors

     The Company has adopted the Stock Plan for Non-Employee Directors which provided for the award of up to 100,000 shares of common stock in the form of non-qualified options. Each non-employee director of the Company who was not a stockholder prior to the IPO received an option to purchase 7,500 shares of common stock at $13.00 per share. Each option expires after 10 years and is exercisable six months following the date of grant. As of June 30, 1999 and 2000, options to purchase 15,000 shares of Common Stock were granted under this plan. The Stock Plan for Non-Employee Directors was terminated in November 1998 with respect to the future grant of options.

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

     A total of 500,000 shares have been reserved for issuance under the Employee Stock Purchase Plan. During fiscal 1999, 52,636 shares of common stock at a weighted average price of $14.36 were issued to employees under the plan. During fiscal 2000, 59,006 shares of Common Stock at a weighted average price of $13.28 were issued to employees under the plan. Had the Company adopted SFAS No. 123, the weighted average fair value of each purchase right granted during fiscal 1999 and 2000 would have been $3.09 and $4.02, respectively. The fair value was estimated at the beginning of the period with the following weighted average assumptions: (1) expected life of one half year (2) expected volatility of 33%, (3) risk-free interest rate of 6% and (4) no dividend yield.

                         PROVANT, INC. AND SUBSIDIARIES

     Stock option activity under all plans during the periods indicated is as follows:

                                                                              WEIGHTED
                                                              NUMBER OF       AVERAGE
                                                               SHARES      EXERCISE PRICE
                                                              ---------    --------------
Balance at June 30, 1997 and prior..........................    352,212        $ 0.60
     Granted................................................    883,983         13.00
     Forfeited..............................................     (9,966)        13.00
                                                              ---------
Balance at June 30, 1998....................................  1,226,229          9.44
     Granted................................................    836,726         14.35
     Exercised..............................................     (6,501)        13.00
     Forfeited..............................................    (70,911)        13.58
                                                              ---------
Balance at June 30, 1999....................................  1,985,543         11.35
     Granted................................................  2,459,876         14.13
     Exercised..............................................    (72,808)        12.89
     Forfeited..............................................   (821,639)        16.54
                                                              ---------
Balance at June 30, 2000....................................  3,550,972        $12.04
                                                              =========        ======

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

                                                             YEAR ENDED JUNE 30,
                                                        -----------------------------
                                                          1998       1999      2000
                                                        --------    ------    -------
Net income (loss):
  As reported.........................................  $ (9,639)   $7,378    $ 1,773
  Pro forma for SFAS No. 123..........................  $(10,424)   $5,418    $(3,560)
Basic earnings (loss) per common share:
  As reported.........................................  $  (1.48)   $ 0.48    $  0.08
  Pro forma for SFAS No. 123..........................  $  (1.60)   $ 0.35    $ (0.17)
Diluted earnings (loss) per common share:
  As reported.........................................  $  (1.48)   $ 0.44    $  0.08
  Pro forma for SFAS No. 123..........................  $  (1.60)   $ 0.33    $ (0.17)

     At June 30, 2000, there were 1,486,391 additional shares available for grant under the Company's stock option plans. The per share weighted-average fair value of stock options granted during fiscal 1998, 1999, and 2000 was $4.53, $4.98, and $4.73 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions for all three years: volatility of 33%; expected dividend yield 0%, risk-free interest rate of 6.0% and an expected life of 4 years.

                         PROVANT, INC. AND SUBSIDIARIES

     The following is a summary of stock options outstanding at June 30, 2000:

                     OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
--------------------------------------------------------------   -----------------------
                                      WEIGHTED-
                                       AVERAGE       WEIGHTED-                 WEIGHTED-
     RANGE OF                      REMAINING YEARS    AVERAGE                   AVERAGE
     EXERCISE          NUMBER      OF CONTRACTUAL    EXERCISE      NUMBER      EXERCISE
      PRICES         OUTSTANDING        LIFE           PRICE     EXERCISABLE     PRICE
     --------        -----------   ---------------   ---------   -----------   ---------
$0.00--$5.00.......     352,212         3.50          $ 0.60        352,212     $ 0.60
$5.01--$10.00......     816,500         6.79          $ 6.68             --     $   --
$10.01--$15.00.....   1,390,690         5.30          $13.10        658,929     $13.05
$15.01--$20.00.....     740,820         5.41          $17.56        145,729     $18.39
Above $20.00.......     250,750         6.36          $23.39         12,756     $22.21
                      ---------                                   ---------
                      3,550,972                                   1,169,626
                      =========                                   =========

     In addition to the options granted under the plans noted above, in 1998 the Company issued an option to purchase 10,000 shares of Common Stock at a purchase price of $5.00 per share. In fiscal 2000, all 10,000 of these options were exercised.

     During fiscal 2000, the Company granted options to purchase 652,212 shares of Common Stock outside of the existing stock-based compensation plans, including options to purchase 300,000 shares of Common Stock that were granted in connection with the recruitment of executives to the Company and options assumed by the Company in connection with the acquisition of Senn-Delaney Leadership that were converted into options to purchase 352,212 shares of Common Stock.

(15) EMPLOYEE BENEFIT PLANS

     The Operating Companies provide various retirement plans for eligible employees. These plans consist of defined contribution plans and profit sharing plans and cover employees at substantially all of the Company's operating locations. The defined contribution plans provide for contributions ranging from 1.5% to 2.0% of covered employees' salaries or wages, or at the discretion of the Company. Total expense for contributions under all plans totaled $308,000, $838,000, and $1.5 million for fiscal 1998, 1999 and 2000.

(16) RELATED PARTY TRANSACTIONS

     Prior to acquisition, certain Operating Companies had entered into lease arrangements with stockholders for facilities. These lease arrangements are for periods ranging from three to five years. Related lease expense was $81,000, $404,000 and $471,000 for fiscal 1998, 1999, and 2000 respectively. Future commitments with respect to these leases are included in the schedule of minimum lease payments in Note 12.

     Expenses paid by PROVANT prior to the closing of the IPO were advanced under a $3 million line of credit issued on October 6, 1997 by two of the Company's stockholders. As of June 30, 1998, this loan was repaid in its entirety and the line of credit was terminated.

(17) SEGMENT REPORTING

     The Company adopted SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information ("FAS 131") as of June 30, 1999 and current year information has been presented in conformity with this accounting standard. The Company has one reportable business segment as defined by FAS 131.

     Revenue from the federal government and its agencies accounted for 23%, 12%, and 15% of the Company's total revenue in fiscal 1998, 1999, and 2000 respectively. There was no other customer that accounted for 10% or more of the Company's total revenue in fiscal 1998, 1999 and 2000.

                         PROVANT, INC. AND SUBSIDIARIES

                         QUARTERLY RESULTS (UNAUDITED)

     The following table presents the unaudited quarterly results of operations for fiscal 1998, 1999 and 2000:

                                                       FIRST     SECOND      THIRD     FOURTH
                                                      -------    -------    -------    -------
YEAR ENDED JUNE 30, 1998
Revenue.............................................  $ 6,083    $ 6,372    $ 4,998    $19,458
Gross profit........................................  $ 4,393    $ 4,694    $ 3,454    $11,369
Net income (loss)...................................  $ 1,944    $(9,492)   $  (531)   $(1,560)
Earnings (loss) per common share:
     Basic..........................................  $  0.41    $ (1.72)   $ (0.10)   $ (0.16)
     Diluted........................................  $  0.41    $ (1.72)   $ (0.10)   $ (0.16)
YEAR ENDED JUNE 30, 1999
Revenue.............................................  $29,393    $37,605    $43,404    $55,213
Gross profit........................................  $17,564    $22,596    $26,229    $33,433
Net income..........................................  $ 1,069    $ 1,128    $ 2,084    $ 3,097
Earnings per common share:
     Basic..........................................  $  0.09    $  0.08    $  0.13    $  0.16
     Diluted........................................  $  0.08    $  0.08    $  0.12    $  0.15
YEAR ENDED JUNE 30, 2000
Revenue.............................................  $55,397    $56,869    $51,317    $53,776
Gross profit........................................  $32,945    $34,690    $29,827    $33,143
Net income (loss)...................................  $ 2,608    $ 2,225    $(4,558)   $ 1,498
Earnings (loss) per common share:
     Basic..........................................  $  0.13    $  0.11    $ (0.22)   $  0.07
     Diluted........................................  $  0.12    $  0.10    $ (0.22)   $  0.07

                          INDEPENDENT AUDITORS' REPORT

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
                                                                ======    =======

          See accompanying notes to consolidated financial statements

                      STAR MOUNTAIN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    YEAR ENDED DECEMBER 31,         PERIOD FROM
                                                 -----------------------------    JANUARY 1, 1998
                                                  1995       1996       1997      TO MAY 4, 1998
                                                 -------    -------    -------    ---------------
Total revenue..................................  $14,306    $16,313    $23,775        $11,052
Cost of revenue................................    8,668      9,457     14,504          6,109
                                                 -------    -------    -------        -------
Gross profit...................................    5,638      6,856      9,271          4,943
Operating expenses.............................    4,411      5,476      7,591          3,650
                                                 -------    -------    -------        -------
Income from operations.........................    1,227      1,380      1,680          1,293
                                                 -------    -------    -------        -------
Other income (expense):
Interest income................................       19         25         44             15
Interest expense...............................      (54)       (65)      (144)          (120)
Other, net.....................................     (200)      (339)      (306)           (32)
                                                 -------    -------    -------        -------
Other expense, net.............................     (235)      (379)      (406)          (137)
                                                 -------    -------    -------        -------
Income before income taxes.....................      992      1,001      1,274          1,156
Income taxes...................................       --        397        546            457
                                                 -------    -------    -------        -------
Net income.....................................  $   992    $   604    $   728        $   699
                                                 =======    =======    =======        =======
Basic income per share.........................  $  0.11    $  0.07    $  0.09        $  0.09
                                                 =======    =======    =======        =======
Diluted income per share.......................  $  0.11    $  0.07    $  0.08        $  0.08
                                                 =======    =======    =======        =======
Weighted average shares outstanding............    8,825      8,422      8,078          8,074
                                                 =======    =======    =======        =======
Weighted average shares and potentially
  dilutive shares outstanding..................    8,963      8,565      8,823          8,871
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
                                  =========   ======    =======      ======     =========   =====    ======

          See accompanying notes to consolidated financial statements

                      STAR MOUNTAIN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                  YEAR ENDED DECEMBER 31,           PERIOD FROM
                                              --------------------------------    JANUARY 1, 1998
                                                1995        1996        1997      TO MAY 4, 1998
                                              --------    --------    --------    ---------------
Cash flows from operating activities:
  Cash received from customers..............  $ 13,419    $ 16,428    $ 23,529        $10,152
  Cash paid to suppliers and employees......   (12,620)    (14,890)    (22,083)        (9,679)
  Interest received.........................        19          25          44             16
  Interest paid.............................       (54)        (65)       (144)          (122)
  Income taxes paid.........................        --        (420)       (482)          (252)
                                              --------    --------    --------        -------
          Net cash provided by operating
            activities......................       764       1,078         864            115
                                              --------    --------    --------        -------
Cash flows from investing activities:
  Issuance of notes receivable..............       (64)        (96)       (218)            --
  Acquisition of property and equipment.....      (159)        (61)       (358)          (264)
  Business acquisitions.....................      (100)       (300)     (1,752)            --
  Purchase of land held for investment......        --        (110)         --             --
  Other.....................................        (8)          2          --             --
                                              --------    --------    --------        -------
          Net cash used in investing
            activities......................      (331)       (565)     (2,328)          (264)
                                              --------    --------    --------        -------
Cash flows from financing activities:
  Net borrowings (payments) on
     line-of-credit.........................       (15)        (86)      1,953            403
  Principal repayments on long-term debt....        --          --        (210)          (286)
  Proceeds from other notes payable.........        25          95          --             --
  Payments on other notes payable...........       (34)        (35)         --             --
  Proceeds from issuance of common stock....        36          68          81             12
  Purchase of treasury stock................       (65)       (520)        (41)            --
  Distributions to shareholders.............      (379)         --          --             --
  Decrease in deferred income taxes.........        --          --          --             --
                                              --------    --------    --------        -------
          Net cash provided by (used in)
            financing activities............      (432)       (478)      1,783            129
                                              --------    --------    --------        -------
Net (decrease) increase in cash.............         1          35         319            (20)
Cash and cash equivalents, beginning of
  period....................................         3           4          39            358
                                              --------    --------    --------        -------
Cash and cash equivalents, end of period....  $      4    $     39    $    358        $   338
                                              ========    ========    ========        =======

          See accompanying notes to consolidated financial statements

                      STAR MOUNTAIN, INC. AND SUBSIDIARIES

                                                     YEAR ENDED DECEMBER 31,        PERIOD FROM
                                                    --------------------------    JANUARY 1, 1998
                                                     1995       1996     1997     TO MAY 4, 1998
                                                    -------    ------    -----    ---------------
                                                               (DOLLARS IN THOUSANDS)
Reconciliation of net income to net cash provided
  by operating activities:
  Net income......................................  $   992    $  604    $ 728        $   699
                                                    -------    ------    -----        -------
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization...................       96       139      314            136
  Loss on sale of assets..........................       --         4       11             --
  Deferred income taxes...........................       --        --       (9)            (6)
  Changes in assets and liabilities:
     (Increase) decrease in:
     Accounts receivable..........................   (1,053)     (637)    (417)        (2,094)
     Inventory....................................       --        18      (29)            37
     Other current assets.........................       47       (34)      24            440
     Other assets.................................      (25)      (69)    (237)          (183)
     Intercompany assets..........................       --        --       --            (50)
  Increase (decrease) in:
     Accounts payable.............................      425       168       90            335
     Accrued expenses.............................      116       133      218            271
     Billings in excess of costs and anticipated
       profits....................................      166       752      171            530
                                                    -------    ------    -----        -------
  Total adjustments...............................     (228)      474      136           (584)
                                                    -------    ------    -----        -------
  Net cash provided by operating activities.......  $   764    $1,078    $ 864        $   115
                                                    =======    ======    =====        =======

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

     On October 1, 1997, the Company acquired the net assets of the Systems Effectiveness Division (SED) of Essex Corporation for a total price of $1.5 million. The net assets represent substantially all of the

                      STAR MOUNTAIN, INC. AND SUBSIDIARIES
operating assets of the division. The excess of the purchase price over the book value of the tangible assets acquired of approximately $930,000 has been recorded as goodwill.

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

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 defines a "fair value based method" of accounting for an employee stock option. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. The Company has historically accounted for employee stock options under the "intrinsic value method" as defined by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount

                      STAR MOUNTAIN, INC. AND SUBSIDIARIES
an employee must pay to acquire the stock. The Company's Plan, accounted for under APB Opinion No. 25, does not result in any compensation cost.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this Item and not provided in Item 4A will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of its fiscal year ended June 30, 2000, and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of its fiscal year ended June 30, 2000, and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of its fiscal year ended June 30, 2000, and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of its fiscal year ended June 30, 2000, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) The following financial statements are included in Item 8.

                                                              PAGE
                                                              ----
PROVANT, INC. AND SUBSIDIARIES:
  Independent Auditors' Report..............................   21
  Consolidated Balance Sheets...............................   22
  Consolidated Statements of Operations.....................   23
  Consolidated Statements of Stockholders' Equity...........   24
  Consolidated Statements of Cash Flows.....................   25
  Notes to Consolidated Financial Statements................   26
  Quarterly Results (Unaudited).............................   45
STAR MOUNTAIN, INC. AND SUBSIDIARIES:
  Independent Auditors' Reports.............................   46
  Consolidated Balance Sheets...............................   48
  Consolidated Statements of Operations.....................   49
  Consolidated Statements of Stockholders' Equity...........   50
  Consolidated Statements of Cash Flows.....................   51
  Notes to Consolidated Financial Statements................   53

     (a)(2) The following consolidated financial statement schedule of PROVANT, Inc. and subsidiaries for the years ended June 30, 1998, 1999, and 2000 is filed as part of this Form 10-K and should be read in conjunction with the Company's Consolidated Financial Statements included in Item 8 of this Form 10-K.

                                                              SEQUENTIAL
                          SCHEDULE                             PAGE NO.
                          --------                            ----------
II VALUATION AND QUALIFYING ACCOUNTS........................      67

     Schedules not listed above have been omitted because they are not applicable or are not required or the information to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     (a)(3) Exhibits

                                                                        SEQUENTIAL
EXHIBIT                           DESCRIPTION                            PAGE NO.
-------                           -----------                           ----------
  3.1     Certification of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration
          Statement on Form S-1 (File No. 333-46157))
  3.2     Form of Certificate of Designation (incorporated by
          reference to Exhibit 4.3 to the Company's Current Report on
          Form 8-K as filed with the Securities and Exchange
          Commission on July 21, 2000)
  3.3     Rights Agreement between Provant, Inc. and Fleet National
          Bank, as Rights Agent (incorporated by reference to Exhibit
          4.1 to the Company's Current Report on Form 8-K as filed
          with the Securities and Exchange Commission on July 21,
          2000)
  3.4     By-laws of the Company
  4.1     Form of Specimen Stock Certificate (incorporated by
          reference to Exhibit 4.2 to the Company's Current Report on
          Form 8-K as filed with the Securities and Exchange
          Commission on July 21, 2000)
 10.1     Form of Agreement and Plan of Merger by and among Provant,
          Inc., Behavioral Acquisition Corp., Paul M. Verrochi,
          Dominic J. Puopolo, Behavioral Technology, Inc. and Paul C.
          Green, Ph.D. (incorporated by reference to Exhibit 2.1 to
          the Company's Registration Statement on Form S-1 (File No.
          333-46157))
 10.2     Form of Agreement and Plan of Merger by and among Provant,
          Inc., Decker Acquisition Corp., Paul M. Verrochi, Dominic J.
          Puopolo, Decker Communications, Inc., Bert Decker and
          Kenneth Taylor (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-1 (File No.
          333-46157))
 10.3     Form of Agreement and Plan of Merger by and among Provant,
          Inc., Howard Acquisition Corp., Paul M. Verrochi, Dominic J.
          Puopolo, J. Howard & Associates, Inc., Jeffery P. Howard and
          Marc S. Wallace (incorporated by reference to Exhibit 2.3 to the Company's Registration Statement on Form S-1 (File No.
          333-46157))
 10.4     Form of Agreement and Plan of Merger by and among Provant,
          Inc., LSS Acquisition Corp., Paul M. Verrochi, Dominic J.
          Puopolo, Robert Steinmetz, Ph.D., and Associates, Inc.,
          Edwin Bauch as Trustee of the Steinmetz Children's Trust,
          u/d/t dated December 31, 1996, Edwin Bauch as Trustee of the
          King Children's Trust u/t/d dated December 31, 1996, John F.
          King and Robert A. Steinmetz, Ph.D. (incorporated by
          reference to Exhibit 2.4 to the Company's Registration
          Statement on Form S-1 (File No. 333-46157))
 10.5     Form of Agreement and Plan of Merger by and among Provant,
          Inc., MOHR Acquisition Corp., Paul M. Verrochi, Dominic J.
          Puopolo, MOHR Retail Learning Systems, Inc., Herbert Cohen,
          Judith Cohen and Michael Patrick (incorporated by reference to Exhibit 2.5 to the Company's Registration Statement on
          Form S-1 (File No. 333-46157))
 10.6     Form of Agreement and Plan of Merger by and among Provant,
          Inc., Paul M. Verrochi, Dominic J. Puopolo, Star Mountain,
          Inc., Star Acquisition Corp. and Carl von Sternberg
          (incorporated by reference to Exhibit 2.6 to the Company's
          Registration Statement on Form S-1 (File No. 333-46157))
 10.7     Form of Agreement and Plan of Merger by and among Provant,
          Inc., Novations Acquisition Corp., Paul M. Verrochi, Dominic
          J. Puopolo, Novations Group, Inc., Joseph Folkman, Joseph
          Hanson, Kurt Sandholtz, Norman Smallwood, Randy Stott and
          Jonathan Younger (incorporated by reference to Exhibit 2.7 to the Company's Registration Statement on Form S-1 (File
          No. 333-46157))

                                                                        SEQUENTIAL
EXHIBIT                           DESCRIPTION                            PAGE NO.
-------                           -----------                           ----------
 10.8     Form of First Amendment to Agreement and Plan of Merger (J.
          Howard) (incorporated by reference to Exhibit 2.8 to the
          Company's Registration Statement on Form S-1 (File No.
          333-46157))
 10.9     1998 Equity Incentive Plan (incorporated by reference to
          Exhibit 4.1 to the Company's Registration Statement on Form
          S-8 (File No. 333-37472))
 10.10    Form of 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration
          Statement on Form S-1 (File No. 333-46157))
 10.11    Form of Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Company's Registration
          Statement on Form S-1 (File No. 333-46157))
 10.12    1998 Non-Qualified Stock Option Plan (incorporated by
          reference to Exhibit 4.2 to the Company's Registration
          Statement on Form S-8 (File No. 333-37472))
 10.13    1998 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 4.1 to the Company's Registration
          Statement on Form S-8 (File No. 333-72857))
 10.14    Form of Warrants to Messrs. Verrochi and Puopolo
          (incorporated by reference to Exhibit 10.4 to the Company's
          Registration Statement on Form S-1 (File No. 333-46157))
 10.15    Form of Contingent Warrants to Messrs. Verrochi and Puopolo
          (incorporated by reference to Exhibit 10.5 to the Company's
          Registration Statement on Form S-1 (File No. 333-46157))
 10.16    Form of Employment Agreement between Rajiv Bhatt and
          Provant, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No.
          333-46157))
 10.17    Form of Employment Agreement between MOHR Acquisition Corp.,
          Herbert A. Cohen and Provant, Inc. (incorporated by
          reference to Exhibit 10.7 to the Company's Registration
          Statement on Form S-1 (File No. 333-46157))
 10.18    Form of Employment Agreement between Decker Acquisition
          Corp., Bert Decker and Provant, Inc. (incorporated by
          reference to Exhibit 10.8 to the Company's Registration
          Statement on Form S-1 (File No. 333-46157))
 10.19    Form of Employment Agreement between Philip Gardner and
          Provant, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No.
          333-46157))
 10.20    Form of Employment Agreement between Behavioral Acquisition
          Corp., Paul C. Green and Provant, Inc. (incorporated by
          reference to Exhibit 10.10 to the Company's Registration
          Statement on Form S-1 (File No. 333-46157))
 10.21    Form of Employment Agreement between Novations Acquisition
          Corp., Joe Hanson and Provant, Inc. (incorporated by
          reference to Exhibit 10.11 to the Company's Registration
          Statement on Form S-1 (File No. 333-46157))
 10.22    Form of Employment Agreement between LSS Acquisition Corp.,
          John F. King and Provant, Inc. (incorporated by reference to
          Exhibit 10.12 to the Company's Registration Statement on
          Form S-1 (File No. 333-46157))
 10.23    Form of Employment Agreement between Dominic J. Puopolo and
          Provant, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No.
          333-46157))
 10.24    Form of Employment Agreement between A. Carl von Sternberg,
          Star Acquisition Corp. and Provant, Inc. (incorporated by
          reference to Exhibit 10.14 to the Company's Registration
          Statement on Form S-1 (File No. 333-46157))
 10.25    Form of Employment Agreement between Paul M. Verrochi and
          Provant, Inc. (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No.
          333-46157))
 10.26    Form of Employment Agreement between Howard Acquisition
          Corp., Marc S. Wallace and Provant, Inc. (incorporated by
          reference to Exhibit 10.16 to the Company's Registration
          Statement on Form S-1 (File No. 333-46157))
 10.27    Form of Employment Agreement between John H. Zenger and
          Provant, Inc. (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No.
          333-46157))

                                                                        SEQUENTIAL
EXHIBIT                           DESCRIPTION                            PAGE NO.
-------                           -----------                           ----------
 10.28    Form of Consulting Agreement between Michael J. Davies and
          Provant, Inc. (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File No.
          333-46157))
 10.29    Lease Agreement between Behavioral Technology, Inc. and Paul
          C. Green, Ph.D. (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File
          No. 333-46157))
 10.30    Lease Agreement between Novations Group, Inc. and Novations
          Partners, L.L.C. (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File
          No. 333-46157))
 10.31    Form of Consulting Agreement between Donald W. Glazer and
          Provant, Inc. (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No.
          333-46157))
 10.32    Employment Agreement between Provant, Inc. and Curtis M.
          Uehlein (incorporated by reference to Exhibit 10.3 to the
          Company's Quarterly Report on Form 10-Q for the three months ended December 31, 1999)
 10.33    Revolving Credit Agreement dated April 8, 1998 between
          Provant, Inc. and Fleet National Bank (incorporated by
          reference to Exhibit 10 to the Company's Quarterly Report on
          Form 10-Q for the three months ended March 31, 1998)
 10.34    Amendment No. 1 to Revolving Credit Agreement (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998)
 10.35    Amendment No. 2 to Revolving Credit Agreement (incorporated by reference to Exhibit 10.32 to the Company's Registration
          Statement on Form S-4 (File No. 333-57733))
 10.36    Amendment No. 3 to Revolving Credit Agreement (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999)
 10.37    Amendment No. 4 to Revolving Credit Agreement (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999)
 10.38    Amendment No. 5 to Revolving Credit Agreement (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999)
 10.39    Amendment No. 6 to Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly
          Report on Form 10-Q for the three months ended December 31,
          1999)
 10.40    Amendment No. 7 to Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly
          Report on Form 10-Q for the three months ended December 31,
          1999)
 10.41    Amendment No. 8 to Revolving Credit Agreement
 10.42    Stock Option Agreement between Provant, Inc. and Curtis M.
          Uehlein (incorporated by reference to Exhibit 4.1 to the
          Company's Registration Statement on Form S-8 (File No.
          333-37146))
 10.43    Form of Senn-Delaney Leadership Consulting Group, Inc. Stock
          Option Agreement (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File
          No. 333-37146))
 10.44    Form of Senn-Delaney Leadership Consulting UK, Ltd. Stock
          Option Agreement (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File
          No. 333-37146))
 10.45    Form of Roll-Over Stock Option Agreement (incorporated by
          reference to Exhibit 4.4 to the Company's Registration
          Statement on Form S-8 (File No. 333-37146))
 10.46    Separation Agreement between Paul M. Verrochi and Provant,
          Inc.
 10.47    Separation Agreement among Bert Decker, Decker
          Communications, Inc. and Provant, Inc.

                                                                        SEQUENTIAL
EXHIBIT                           DESCRIPTION                            PAGE NO.
-------                           -----------                           ----------
 10.48    Separation Agreement among Paul C. Green, Ph.D., Behavioral
          Technology, Inc. and Provant, Inc.
 10.49    Separation Agreement among John F. King, MOHR Learning, Inc.
          and Provant, Inc.
 10.50    Separation Agreement among A. Carl von Sternberg, Star
          Mountain, Inc. and Provant, Inc.
 21       Subsidiaries of the Registrant
 23.1     Consent of KPMG LLP
 27       Financial Data Schedule

     (b) The Company filed a Current Report on Form 8-K dated July 21, 2000, that disclosed under Item 5 that the Company had adopted a Shareholders Rights Plan, pursuant to which a dividend of one preferred share purchase right for each outstanding share of Common Stock of the Company was distributed to the stockholders of record as of the close of business on July 28, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PROVANT, INC.

                                          By:     /s/ CURTIS M. UEHLEIN
                                            ------------------------------------
                                                     CURTIS M. UEHLEIN
                                               PRESIDENT AND CHIEF EXECUTIVE
                                                           OFFICER

                                          Date:  September 27, 2000
                                          --------------------------------------

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

                     SIGNATURES                                  TITLE                     DATE
                     ----------                                  -----                     ----

                /s/ CURTIS M. UEHLEIN                  President, Chief Executive    September 27, 2000
-----------------------------------------------------    Officer and Director
                  CURTIS M. UEHLEIN

                 /s/ JOHN R. MURPHY                    Chairman of the Board         September 27, 2000
-----------------------------------------------------
                   JOHN R. MURPHY

               /s/ DOMINIC J. PUOPOLO                  Vice Chairman and Director    September 27, 2000
-----------------------------------------------------
                 DOMINIC J. PUOPOLO

                 /s/ JOHN H. ZENGER                    Vice Chairman and Director    September 27, 2000
-----------------------------------------------------
                   JOHN H. ZENGER

                   /s/ RAJIV BHATT                     Executive Vice President,     September 27, 2000
-----------------------------------------------------    Treasurer, Chief
                     RAJIV BHATT                         Financial Officer and
                                                         Chief Accounting Officer

                /s/ HERBERT A. COHEN                   Director                      September 27, 2000
-----------------------------------------------------
                  HERBERT A. COHEN

                   /s/ BERT DECKER                     Director                      September 27, 2000
-----------------------------------------------------
                     BERT DECKER

                                                       Director
-----------------------------------------------------
                    PAUL C. GREEN

                                                       Director
-----------------------------------------------------
                   MARC S. WALLACE

                /s/ MICHAEL J. DAVIES                  Director                      September 27, 2000
-----------------------------------------------------
                  MICHAEL J. DAVIES

                     SIGNATURES                                  TITLE                     DATE
                     ----------                                  -----                     ----
                /s/ DAVID B. HAMMOND                   Director                      September 27, 2000
-----------------------------------------------------
                  DAVID B. HAMMOND

                 /s/ ESTHER T. SMITH                   Director                      September 27, 2000
-----------------------------------------------------
                   ESTHER T. SMITH

                         PROVANT, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)

                                     ----------    ----------    ----------    ----------    -----------
                                      COLUMN A      COLUMN B      COLUMN C      COLUMN D      COLUMN E
                                     ----------    ----------    ----------    ----------    -----------
                                     BALANCE AT    CHARGED TO    CHARGED TO
                                     BEGINNING     COSTS AND       OTHER                     BALANCE AT
            DESCRIPTION               OF YEAR       EXPENSES      ACCOUNTS     DEDUCTIONS    END OF YEAR
            -----------              ----------    ----------    ----------    ----------    -----------
Year ended June 30, 1998:
Allowance for doubtful accounts....     $ --          $135          $605(a)       $ --         $  740
Year ended June 30, 1999:
Allowance for doubtful accounts....     $740          $260            --          $258         $  742
Year ended June 30, 2000:
Allowance for doubtful accounts....     $742          $899            --          $483         $1,158

---------------
(a) Amount established as component of accounts acquired in acquisition of the Operating Companies.

                                                                     PRV-10K2-00