Form 10-Q
period 2000-09-30
PROVANT INC
filed 2000-11-14
CIK 1054853

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of common stock outstanding at November 10, 2000:
     21,400,965

================================================================================

                                  PROVANT, INC.

                                  INDEX


PART I. - FINANCIAL INFORMATION

                                                                                 Page
                                                                                 ----
Item 1.  Financial Statements

Consolidated Balance Sheets as of June 30 and September 30, 2000                  3

Consolidated Statements of Income for the three months                            4
 ended September 30, 1999 and 2000

Consolidated Statements of Cash Flows for the three months ended                  5
   September 30, 1999 and 2000

Notes to Consolidated Financial Statements                                        6

Item 2. Management's Discussion and Analysis of Financial Condition and           9
   Results of Operations

Item 3. Quantitative and Qualitative Disclosure on Market Risk                   11

PART II. - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                                12

Item 6. Exhibits and Reports on Form 8-K                                         12

Signature                                                                        13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Provant, Inc.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  June 30,        September 30,
   Assets                                                           2000              2000
                                                                  --------        -------------
   Current Assets:
      Cash and cash equivalents ........................          $  2,232          $    603
      Accounts receivable, net of allowance for doubtful
          accounts of $1,158 and $1,148 respectively ...            44,645            50,749
      Inventory ........................................             4,423             4,537
      Deferred income taxes ............................             3,621             3,621
      Costs in excess of billings ......................             5,834             7,652
      Prepaid expenses and other current assets ........             3,208             3,113
                                                                  --------          --------
          Total current assets .........................            63,963            70,275

    Property and equipment, net ........................             8,548            10,686
    Other assets .......................................             3,737             3,514
    Goodwill, net ......................................           225,213           234,694
                                                                  --------          --------
          Total assets .................................          $301,461          $319,169
                                                                  ========          ========

    Liabilities and Stockholders' Equity
    Current Liabilities:
      Accounts payable .................................          $  9,257          $  5,715
      Accrued expenses .................................            13,714            14,605
      Accrued compensation .............................             8,639             7,755
      Billings in excess of costs ......................             5,501             4,207
      Deferred revenue .................................               676             1,998
      Income taxes payable .............................             1,110             2,965
      Accrued reorganization costs .....................             4,366             3,579
      Current portion of long term debt ................            10,493             9,977
                                                                  --------          --------
          Total current liabilities ....................            53,756            50,801

    Accrued contingent consideration ...................               968               967
    Long term debt, net of current portion .............            41,699            58,576
                                                                  --------          --------
          Total liabilities ............................            96,423           110,344

    Stockholders' Equity:
      Preferred stock, $.01 par value; none issued .....                --                --
      Common stock, $.01 par value; 20,975,985 and
      21,217,415 shares issued and outstanding,
      respectively .....................................               210               212
      Additional paid-in capital .......................           197,937           199,412
      Common stock issuable as
       contingent consideration ........................             1,283             1,283
      Retained earnings ................................             5,608             7,918
                                                                  --------          --------
          Total stockholders' equity ...................           205,038           208,825
                                                                  --------          --------
          Total liabilities and stockholders' equity ...          $301,461          $319,169
                                                                  ========          ========

          See accompanying notes to consolidated financial statements.

PROVANT, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                             Three months ended
                                                               September 30,
                                                             ------------------
                                                         1999                   2000
                                                         ----                   ----
 Total revenue ............................          $     55,397           $     53,690
 Cost of revenue ..........................                22,452                 20,791
                                                     ------------           ------------
       Gross profit .......................                32,945                 32,899
Selling, general and administrative
  expenses ................................                26,303                 25,520
 Goodwill amortization ....................                 1,145                  1,446
                                                     ------------           ------------
Income from operations ....................                 5,497                  5,933
Other income (expense) ....................                   352                     (3)
Interest expense, net .....................                  (189)                (1,082)
                                                     ------------           ------------
       Income before income taxes .........                 5,660                  4,848
Provision for income taxes ................                 3,052                  2,518
                                                     ------------           ------------
       Net income .........................          $      2,608           $      2,330
                                                     ============           ============

Earnings per common share:
Basic .....................................          $       0.13           $       0.11
Diluted ...................................          $       0.12           $       0.11

Weighted average common shares outstanding:
Basic .....................................            20,751,359             21,070,011
Diluted ...................................            21,574,095             21,989,619


          See accompanying notes to consolidated financial statements.

PROVANT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)                                                          Three Months Ended September 30,
                                                                        --------------------------------
                                                                             1999               2000
                                                                             ----               ----
   Cash flows from operating activities:
   Net income ...................................................          $  2,608           $  2,330
   Adjustments to reconcile net income to net
    cash provided by (used) in operating activities:
      Depreciation and amortization .............................             1,836              2,247
      Allowance for doubtful accounts ...........................               (34)               (28)
      Gain on sale of business ..................................              (362)                --
   Changes in operating assets and liabilities:
      Accounts receivable .......................................            (4,691)            (5,050)
      Inventory .................................................              (216)               (84)
      Costs in excess of billings ...............................              (830)            (1,818)
      Prepaid expenses and other current assets .................                69               (101)
      Other assets ..............................................              (651)               320
      Accounts payable and accrued expenses .....................             2,012             (2,651)
      Accrued compensation ......................................            (1,300)            (1,405)
      Billings in excess of costs ...............................              (114)            (1,294)
      Deferred revenue ..........................................                (3)             1,002
      Accrued reorganization costs ..............................                --               (781)
      Income taxes payable ......................................              (527)             1,855
                                                                           --------           --------
        Total adjustments .......................................            (4,811)            (7,788)
                                                                           --------           --------
        Net cash used in operating activities ...................            (2,203)            (5,458)
                                                                           --------           --------
   Cash flows from investing activities:
      Acquisitions, net of cash .................................                --             (3,027)
      Payment of acquisition related costs ......................              (795)              (110)
      Proceeds from sale of business ............................               833                 --
      Additions to property and equipment .......................            (1,743)            (2,902)
      Payment of contingent consideration .......................           (25,850)                --
                                                                           --------           --------
        Net cash used in investing activities ...................           (27,555)            (6,039)
                                                                           --------           --------
   Cash flows from financing activities:
     Issuance of common stock, net of offering costs ............               (37)               296
     Borrowings under line of credit ............................            33,500             16,000
     Repayment of line of credit ................................            (3,000)            (6,000)
     Repayment/Borrowings of notes payable ......................               (60)              (428)
                                                                           --------           --------
       Net cash provided by financing activities ................            30,403              9,868
                                                                           --------           --------
   Net increase (decrease) in cash and cash equivalents..........               645             (1,629)
   Cash and cash equivalents, beginning of period ...............             7,616              2,232
                                                                           --------           --------
   Cash and cash equivalents, end of period .....................          $  8,261           $    603
                                                                           ========           ========

   SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest .......................................          $     66           $  1,082
                                                                           ========           ========
   Cash paid for income taxes ...................................          $  3,806           $  2,518
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

     Provant resulted from the May 1998 acquisition, in separate combination transactions (collectively, the "Combination"), of seven providers of performance improvement services and products (collectively, the "Founding Companies"). Subsequent to the Combination through September 30, 2000, the Company has acquired 16 businesses (collectively, the "Subsequent Acquisitions"). The Provant companies are recognized leaders in their respective fields and have developed a wide range of services and products, a substantial knowledge base created from years of research and development, and a well-established client base.

BASIS OF PRESENTATION

     The information contained in the following notes to the accompanying financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report on Form 10-K for the year ended June 30, 2000 filed by Provant with the Securities and Exchange Commission.

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of operations and cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it uses for its annual financial statements.

     On December 14, 1999, Provant acquired Senn-Delaney Leadership Consulting Group, Inc. and Senn-Delaney Leadership Consulting U.K., Ltd. (together, "Senn-Delaney Leadership") in an acquisition accounted for as a pooling-of-interests. As required under the pooling-of-interests method of accounting, the results for all periods presented include the combined results of Provant and Senn-Delaney Leadership.


2.  CONTINGENT CONSIDERATION

     During the three months ended September 30, 2000, Provant issued no contingent consideration. In October 2000, the Company paid contingent consideration consisting of cash of $1.0 million and 183,542 shares of Common Stock valued at $1.3 million.

     The merger agreements with respect to four of the Subsequent Acquisitions continue to provide for the payment of contingent consideration of cash and/or shares of Common Stock if certain performance criteria are met over future periods ranging from one to three years. The contingent consideration will be paid in cash and shares of Common Stock in accordance with a formula based on the relationship of defined earnings before interest and taxes ("EBIT") of the acquired business to a specified baseline EBIT target and certain other adjustments. Contingent consideration of cash and/or shares of Common Stock up to maximum amounts of $33.6 million could be payable based on performance criteria associated with the two years ended June 30, 2001. For one Subsequent Acquisition, contingent consideration of cash and/or shares of Common Stock is payable based entirely on performance criteria over a three-year period and is not currently determinable.

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands except per share data):

                                                                           Three months ended
                                                                              September 30,
                                                                           ------------------
Numerator:                                                              1999                 2000
                                                                        ----                 ----
  Basic and diluted net income ...........................          $     2,608          $     2,330
                                                                    ===========          ===========

Denominator:
Basic weighted average common shares outstanding .........           20,751,359           21,070,011
Shares to be issued as Contingent Consideration ..........               82,820              657,542
Effect of dilutive securities: stock options, warrants and
convertible notes payable ................................              739,916              262,066
                                                                    -----------          -----------
Diluted weighted average common shares outstanding .......           21,574,095           21,989,619

Basic earnings per common share ..........................          $      0.13          $      0.11
                                                                    ===========          ===========
Diluted earnings per common share ........................          $      0.12          $      0.11
                                                                    ===========          ===========

The following securities that could potentially dilute future basic earnings per common share were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive:

                                                                           Three months ended
                                                                              September 30,
                                                                           ------------------
                                                                        1999                 2000
                                                                        ----                 ----
Stock options ............................................              320,656            3,273,286
Warrants .................................................                    -              726,388
Convertible notes payable.................................                    -              422,880
                                                                    -----------          -----------
Total ....................................................              320,656            4,422,554
                                                                    ===========          ===========

4. REORGANIZATION AND OTHER CHARGES

In the third and fourth quarters of fiscal 2000, the Company recorded charges related to its reorganization program of $11.7 million. Of this $11.7 million, approximately $1.4 million was recorded through cost of sales, $2.0 million was recorded through selling, general and administrative expense and $8.3 million was recorded as a reorganization charge.

The reorganization program includes the elimination of executive positions, reduction in service delivery and administrative employees, combination of certain redundant operating facilities, abandonment of certain property, equipment and leasehold improvements, and the elimination of certain services and products, which are not material to the Company's business. As part of the reorganization program, the Company plans to terminate approximately 190 employees, of which, 178 employees were terminated as of September 30, 2000.

The following table summarizes the activity related to the reorganization program reserves during the quarter ended September 30, 2000 (in thousands):

                                  Beginning         Non-Cash         Cash          Ending
                                   Balance          Charges        Payments        Balance
                                  ---------         --------       --------        -------
Severance benefits........          $2,145          $   --          $  447          $1,698
Exit costs ...............           2,221               6             334           1,881
                                    ------          ------          ------          ------
Total ....................          $4,366          $    6          $  781          $3,579
                                    ======          ======          ======          ======

The Company expects to make future cash payments of approximately $3.6 million in fiscal 2001 and beyond. The severance and lease obligations will be disbursed over a period based upon the terms of the severance and lease agreements.

5. LINE OF CREDIT FACILITY

The Company has a $105.0 million credit facility with related borrowings of $48 million at September 30, 2000. The credit facility, which terminates on December 31, 2001, (i) prohibits the payment of dividends and other distributions by the Company, (ii) generally does not permit the Company to incur or assume other indebtedness, and (iii) requires the Company to comply with certain financial covenants.

The most restrictive covenant under the credit facility restricts total debt to three times the prior four fiscal quarters earnings before interest, taxes, depreciation and amortization. As a result of the reorganization charge taken in the quarters ended March 31, 2000 and June 30, 2000, available borrowings under the credit facility have been reduced by $35 million for the quarter ended December 31, 2000. The Company expects to have the full availability under the facitily restored for the quarter ended March 31, 2001.

6. PURCHASE BUSINESS COMBINATIONS

During the quarter ended September 30, 2000, the Company acquired two companies that provide performance improvement services and products. Consideration paid by the Company was $11.2 million, consisting of $3.3 million in cash, $6.8 million in convertible and non-convertible notes payable, 152,381 shares of Common Stock and warrants to purchase 244,278 shares of Common Stock. The allocation of the respective purchase prices to assets acquired and liabilities assumed resulted in $10.8 million of goodwill for these acquisitions which were accounted for as purchase transactions. Goodwill is amortized on a straight-line basis over 40 years. The cash portion of the acquisitions was funded from cash provided by $3.3 million of borrowings from the Company's credit facility.

The following is a reconciliation of net cash paid for acquisitions during the three months ended September 30, 2000 (Dollars in thousands):

  Fair value of assets acquired ...................................          $ 12,079
  Liabilities assumed .............................................              (840)
  Convertible and non-convertible notes payable issued ............            (6,789)
  Fair value of Common Stock and warrant consideration ............            (1,168)
                                                                             --------
  Cash paid .......................................................             3,282
  Less cash acquired ..............................................               255
                                                                             --------
     Net cash paid for acquisitions ...............................          $  3,027
                                                                             ========

The Company did not acquire any companies that were accounted for under the purchase method of accounting during the three months ended September 30, 1999.

7. POOLING OF INTERESTS

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

     In accordance with the pooling-of-interests method of accounting, the results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

                                                   Three months ended
                                                     September 30,
                                                   ------------------
Revenue:                                         1999             2000
                                                 ----             ----
  Provant ...........................          $48,102          $46,124
  Senn-Delaney Leadership............            7,295            7,566
                                               -------          -------
  Combined ..........................          $55,397          $53,690
                                               =======          =======

                                                   Three months ended
                                                      September 30,
                                                   ------------------
Net income:                                      1999              2000
                                                 ----              ----
  Provant ...........................          $ 3,119           $   928
  Senn-Delaney Leadership............             (511)            1,402
                                               -------           -------
  Combined ..........................          $ 2,608           $ 2,330
                                               =======           =======

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

     In the third and fourth quarters of fiscal 2000, the Company recorded charges related to its reorganization program of $11.7 million. Of this $11.7 million, approximately $1.4 million was recorded through cost of sales, $2.0 million was recorded through selling, general and administrative expense and $8.3 million was recorded as a reorganization charge. The reorganization program includes the elimination of executive positions, reduction in service delivery and administrative employees, combination of certain redundant operating facilities, abandonment of certain property, equipment and leasehold improvements, and the elimination of certain services and products.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000 (DOLLARS IN THOUSANDS):

                                                              Three months ended September 30,
                                                           1999                               2000
                                               ------------------------------------------------------------
Total revenue .......................          $ 55,397            100.0%        $ 53,690             100.0%
Cost of revenue .....................            22,452             40.5           20,791              38.7
                                               ------------------------------------------------------------
Gross profit ........................            32,945             59.5           32,899              61.3
Operating expenses ..................            26,303             47.5           25,520              47.5
Goodwill amortization ...............             1,145              2.1            1,446               2.7
                                               ------------------------------------------------------------
Income from operations ..............             5,497              9.9            5,933              11.1
Other income (expense) ..............               352              0.6               (3)              0.0
Interest expense, net ...............               189              0.3            1,082               2.0
Provision for income taxes...........             3,052              5.5            2,518               4.7
                                               ------------------------------------------------------------
Net income ..........................          $  2,608              4.7%        $  2,330               4.3%
                                               ============================================================

RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 (THE "FISCAL 2000 QUARTER") COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000 (THE "FISCAL 2001 QUARTER")

     Revenue. Revenue decreased $1.7 million, or 3.1%, from $55.4 million in the Fiscal 2000 Quarter to $53.7 million in the Fiscal 2001 Quarter. The decrease was primarily attributable to the recent discontinuance of certain un-profitable business lines through our reorganization program.

     Cost of Revenue. Cost of revenue as a percentage of revenue decreased from 40.5% in the Fiscal 2000 Quarter to 38.7% in the Fiscal 2001 Quarter, primarily due to the recent discontinuance of certain un-profitable business lines through the implementation of our reorganization program.

     Gross Profit. Gross profit decreased $46,000, or 0.1%, from $32.9 million in the Fiscal 2000 Quarter to $32.9 million in the Fiscal 2001 Quarter, primarily due to the recent discontinuance of certain un-profitable business lines through the implementation of our reorganization program. As a percentage of revenue, gross profit increased from 59.5% in the Fiscal 2000 Quarter to 61.3% in the Fiscal 2001 Quarter.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $800,000 or 3.0%, from $26.3 million in the Fiscal 2000 Quarter to $25.5 million in the Fiscal 2001 Quarter, primarily due to the implementation of our reorganization program. Included in selling, general and administrative expenses for the Fiscal 2000 Quarter is $1.6 million of compensation differential, which on a pro forma basis is excluded from selling, general and administrative expenses. The compensation differential represents pro forma adjustments to salary, bonuses and benefits paid to certain contractually agreed prospectively. Excluding the compensation differential, as a percentage of revenue, selling, general and administrative expenses increased from 44.6% in the Fiscal 2000 Quarter to 47.5% in the Fiscal 2001 Quarter.

     Goodwill Amortization. Goodwill amortization increased $301,000 or 26.3%, from $1.1 million in the Fiscal 2000 Quarter to $1.4 million in the Fiscal 2001 Quarter, due to additional goodwill recorded in connection with contingent consideration paid during fiscal 2000.

     Other Income. Other income for the Fiscal 2000 Quarter consisted of a $362,000 gain recorded on proceeds of $833,000 from the sale of a business.

     Interest Expense, net. Interest expense, net increased from $189,000 in the Fiscal 2000 Quarter to $1.1 million in the Fiscal 2001 Quarter, primarily due to increased borrowings under the line of credit and also higher interest rates during fiscal 2001.

     Income Taxes. Provision for income taxes decreased from $3.0 million in the Fiscal 2000 Quarter to $2.5 million in the Fiscal 2001 Quarter due to lower pre-tax income in the Fiscal 2001 Quarter.

     Net Income. Net income decreased $2.6 million in the Fiscal 2000 Quarter to $2.3 million in the Fiscal 2001 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, the Company had cash of approximately $600,000 and outstanding indebtedness of $68.6 million. The Company has a $105.0 million credit facility with related borrowings of $48.0 million at September 30, 2000. The credit facility, which terminates on December 31, 2001, (i) prohibits the payment of dividends and other distributions by the Company, (ii) generally does not permit the Company to incur or assume other indebtedness, and (iii) requires the Company to comply with certain financial covenants.

     The most restrictive covenant under the credit facility restricts total debt to three times the prior four fiscal quarters earnings before interest, taxes, depreciation and amortization. As a result of the reorganization charge taken in the quarters ended March 31, 2000 and June 30, 2000, available borrowings under the credit facility have been reduced by $35 million for the quarter ended December 31, 2000. The Company expects to have the full availability under the facility restored for the quarter ended March 31, 2001.

     The Company anticipates that its cash flow from operations and availability under the credit facility will provide cash sufficient to satisfy the Company's working capital requirements, debt service requirements and planned capital expenditures for the next 12 months. In connection with the reorganization program, the Company expects to make future cash payments of approximately $3.6 million in fiscal 2001 and beyond. The severance and lease obligations will be disbursed over a period based upon the terms of the severance and lease agreements.

     The Company has two effective shelf registration statements on Form S-4. Each registration statement relates to the issuance of up to 3,000,000 shares of Common Stock in connection with acquisitions. Of these shares, 3,942,430 shares have been issued through November 10, 2000 and a currently undeterminable number of shares may become issuable as contingent consideration under the registration statements with respect to acquisitions completed before such date.

     During the three months ended September 30, 2000, Provant issued no contingent consideration. In October 2000 the Company issued contingent consideration consisting of cash of $1.0 million and 183,542 shares of Common Stock valued at $1.3 million.

     The merger agreements in connection with four of the Subsequent Acquisitions continue to provide for the payment of contingent consideration of cash and/or shares of Common Stock if certain performance criteria are met over future periods ranging from one to three years. The contingent consideration will be paid in cash and shares of Common Stock in accordance with a formula based on the relationship of defined earnings before interest and taxes ("EBIT") of the acquired business to a specified baseline EBIT target and certain other adjustments. Contingent consideration of cash and/or shares of Common Stock up to maximum amounts of $33.6 million could be payable based on performance criteria associated with the two years ended June 30, 2001. For one Subsequent Acquisition, contingent consideration of cash and/or shares of Common Stock is payable based entirely on performance criteria over a three-year period and is not currently determinable.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements, " ("SAB 101"), which provides guidance on the ability to recognize revenue when it is realized and earned. Subsequently, the Staff issued SAB 101B, which delayed the required implementation until the fourth fiscal quarter for years beginning after December 15, 1999. SAB 101 requires companies currently not in compliance to retroactively apply the SAB to all periods presented. The Company is evaluating the impact the adoption of SAB 101 may have on the Company's financial condition of results of operations.

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

     The Company is exposed to interest rate risk in the ordinary course of business. For fixed rate debt, interest rate changes affect the fair value but do not affect earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings or cash flow. Based on the Company's borrowings of $48.0 million under the credit facility as of September 30, 2000, a one-percentage increase in interest rates would decrease cash flow by approximately $0.5 million and earnings, net of taxes, by approximately $0.3 million.

     One of the Company's subsidiaries conducts operations in Europe. The Company does not believe currency fluctuations would have a material effect on the Company's future earnings or cash flow.

     This report on form 10-Q contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of any number of factors, many of which are beyond the control of management. These factors include the Company's risks of integration, risks of internal growth, risks associated with the Company's acquisition strategy, and the Company's ability to attract and retain key personnel, to name a few, and are hereby incorporated by reference from the risk factors included in Company's Registration Statement on Form S-4 (file no. 333-74725) filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 28, 2000, in connection with the acquisition of Hughes Research Corporation, the Company issued 152,381 shares of Common Stock and warrants to purchase an aggregate of 64,278 shares of Common Stock at an exercise price of $14.00 per share. The warrants become exercisable in accordance with a formula based on the relationship between EBIT of the acquired business to a specified baseline EBIT target and certain other adjustments. The warrants expire on September 28, 2005. The issuance of shares of Common Stock and warrants to purchase shares of Common Stock in connection with the acquisition of Hughes Research Corporation was exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

On September 29, 2000, in connection with the acquisition of Executive Education Institute, Inc., the Company issued two promissory notes, each in the original principal amount of $3.225 million, and a warrant to purchase 180,000 shares of Common Stock. Under certain circumstances, the promissory notes are convertible into shares of Common Stock at the election of the Company or the payee. The warrant to purchase shares of Common Stock became exercisable on October 1, 2000 and expires on September 30, 2005. The issuance of the promissory notes and the warrant to purchase shares of Common Stock in connection with the acquisition of Executive Education Institute, Inc. was exempt from registration by virtue of
Section 4(2) of the Securities Act.

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


                                                  PROVANT, INC.


Date: November 14, 2000                           By: /s/ Rajiv Bhatt
                                                      --------------------------
                                              Rajiv Bhatt
                                              Executive Vice President and Chief
                                              Financial Officer