Form 10-Q
period 2000-12-31
PROVANT INC
filed 2001-02-14
CIK 1054853

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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



          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Number of shares of common stock outstanding at February 12, 2001: 21,696,260

                                  PROVANT, INC.

                                      INDEX


PART I. - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.  Financial Statements

Consolidated Balance Sheets as of June 30 and December 31, 2000                3

Consolidated Statements of Income for the three and six months                 4
 ended December 31, 1999 and 2000

Consolidated Statements of Cash Flows for the six months ended                 5
   December 31, 1999 and 2000

Notes to Consolidated Financial Statements                                     7

Item 2. Management's Discussion and Analysis of Financial Condition and       10
   Results of Operations

Item 3. Quantitative and Qualitative Disclosure on Market Risk                12

PART II. - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                  14

Item 5.  Other Information                                                    14

Item 6. Exhibits and Reports on Form 8-K                                      14

Signature                                                                     15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Provant, Inc.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                     June 30,           December 31,
Assets                                                                                                 2000                 2000
Current Assets:
   Cash and cash equivalents ...........................................................                $2,232                $2,385
   Accounts receivable, net of allowance for doubtful
       accounts of $1,158 and $1,826, respectively .....................................                44,645                53,994
   Inventory ...........................................................................                 4,423                 4,747
   Deferred income taxes ...............................................................                 3,621                 3,621
   Costs and earnings in excess of billings ............................................                 5,834                 5,926
   Prepaid expenses and other current assets ...........................................                 3,208                 3,016
                                                                                                      --------              --------
       Total current assets ............................................................                63,963                73,689

 Property and equipment, net ...........................................................                 8,548                10,581
 Other assets ..........................................................................                 3,737                 4,294
 Goodwill, net .........................................................................               225,213               233,545
                                                                                                      --------              --------
       Total assets ....................................................................              $301,461              $322,109
                                                                                                      ========              ========
 Liabilities and Stockholders' Equity
 Current Liabilities:
   Borrowings under line of credit......................................................              $   --                 $47,500
   Current portion of long term debt ...................................................                 6,098                 8,960
   Accounts payable ....................................................................                 9,257                 5,473
   Accrued expenses ....................................................................                13,714                12,691
   Accrued compensation ................................................................                 8,639                 8,014
   Billings in excess of costs and earnings ............................................                 5,501                 5,372
   Deferred revenue ....................................................................                   676                 2,419
   Income taxes payable ................................................................                 1,110                 3,966
   Accrued reorganization costs ........................................................                 4,366                 2,963
                                                                                                      --------              --------
       Total current liabilities .......................................................                49,361                97,358
 Borrowings under line of credit .......................................................                38,000                  --

 Accrued contingent consideration ......................................................                   968                  --

 Long term debt, net of current portion ................................................                 8,094                11,812
                                                                                                      --------              --------
       Total liabilities ...............................................................                96,423               109,170

 Stockholders' Equity:
   Preferred stock, $.01 par value; none issued ........................................                  --                    --

   Common stock, $.01 par value; 20,975,985 and
     21,696,260 shares issued and outstanding, respectively ............................                   210                   217
   Additional paid-in capital ..........................................................               197,937               201,662
   Common stock issuable as
    contingent consideration ...........................................................                 1,283                  --

   Retained earnings ...................................................................                 5,608                11,060
                                                                                                      --------              --------
       Total stockholders' equity ......................................................               205,038               212,939
                                                                                                      --------              --------
       Total liabilities and stockholders' equity ......................................              $301,461              $322,109
                                                                                                      ========              ========


          See accompanying notes to consolidated financial statements.

PROVANT, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




                                                                    Three months ended                     Six months ended
                                                                        December 31,                           December 31,
                                                                        ------------                           ------------
                                                                  1999                2000               1999                 2000
                                                                  ----                ----               ----                 ----
 Total revenue .....................................            $56,869             $56,192            $112,690            $109,882

 Cost of revenue ...................................             22,079              19,562              44,955              40,353
                                                                -------             -------            --------            --------
       Gross profit ................................             34,790              36,630              67,735              69,529
Selling, general and administrative
 expenses ..........................................             26,381              27,704              52,684              53,224
 Pooling costs .....................................              1,215                --                 1,215                --
 Goodwill amortization .............................              1,369               1,528               2,514               2,974
                                                                -------             -------            --------            --------
Income from operations .............................              5,825               7,398              11,322              13,331
Other income (expense) .............................               (104)                 (2)                248                  (5)
Interest expense, net...............................               (559)             (1,294)               (748)             (2,376)
                                                                -------             -------            --------            --------
      Income before income taxes ...................              5,162               6,102              10,822              10,950

 Provision for income taxes ........................              2,937               2,980               5,989               5,498
                                                                -------             -------            --------            --------
       Net income ..................................             $2,225              $3,122              $4,833              $5,452
                                                                =======             =======            ========            ========

Earnings per common share:
Basic ..............................................              $0.11               $0.15               $0.23               $0.26
Diluted ............................................              $0.10               $0.14               $0.23               $0.25

Weighted average common shares outstanding:
Basic ..............................................         20,888,990          21,412,767          20,820,175          21,241,389
Diluted ............................................         22,129,998          22,316,805          21,852,046          22,153,212




          See accompanying notes to consolidated financial statements.

PROVANT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                                                     Six Months Ended December 31,
                                                                                                      1999                     2000
                                                                                                      ----                     ----
 Cash flows from operating activities:
 Net income ........................................................................                 $4,833                  $5,452
 Adjustments to reconcile net income to net
  cash provided by (used) in operating activities:
    Depreciation and amortization ..................................................                  3,985                   5,258
    Allowance for doubtful  accounts ...............................................                    (81)                    651
    Gain on sale of business .......................................................                   (362)                   --

 Changes in operating assets and liabilities:
    Accounts receivable ............................................................                 (3,266)                 (9,039)
    Inventory ......................................................................                   (389)                   (294)
    Costs in excess of billings ....................................................                   (241)                    (92)
    Prepaid expenses and other current assets ......................................                      6                     144
    Other assets ...................................................................                 (1,958)                    571
    Accounts payable and accrued expenses ..........................................                 (5,640)                 (4,815)
    Accrued compensation ...........................................................                 (1,240)                 (1,145)
    Billings in excess of costs ....................................................                  1,331                    (214)
    Deferred revenue ...............................................................                    416                   1,423
    Accrued reorganization costs ...................................................                   --                    (1,403)
    Income taxes payable ...........................................................                   (371)                  2,856
                                                                                                     ------                  ------
      Total adjustments ............................................................                 (7,810)                 (6,099)
                                                                                                     ------                  ------
      Net cash used in operating activities ........................................                 (2,977)                   (647)
                                                                                                     ------                  ------
 Cash flows from investing activities:
    Acquisitions, net of cash acquired .............................................                   --                    (3,000)
    Payment of acquisition related costs ...........................................                   (789)                   (516)
    Proceeds from sale of business .................................................                    833                    --
    Additions to property and equipment ............................................                 (3,409)                 (4,776)
    Payment of contingent consideration ............................................                (33,342)                   (968)
                                                                                                     ------                  ------
      Net cash used in investing activities ........................................                (36,707)                 (9,260)
                                                                                                     ------                  ------
 Cash flows from financing activities:
   Issuance of common stock, net of offering costs .................................                  1,571                   1,283

   Borrowings under line of credit .................................................                 45,000                  27,000

   Repayment of line of credit .....................................................                 (7,000)                (17,500)

   Repayment of notes payable ......................................................                   (129)                   (723)
                                                                                                     ------                  ------
      Net cash provided by financing activities ....................................                 39,442                  10,060
                                                                                                     ------                  ------
 Net increase (decrease) in cash and cash equivalents ..............................                   (242)                    153
 Cash and cash equivalents, beginning of period ....................................                  7,616                   2,232
                                                                                                     ------                  ------
 Cash and cash equivalents, end of period ..........................................                 $7,374                  $2,385
                                                                                                     ======                  ======




          See accompanying notes to consolidated financial statements.

PROVANT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                              Six Months Ended December 31,
                                                              1999                  2000
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for ............................................       $630              $1,311
                                                              =======              ======
Cash paid for income taxes ...............................     $6,538              $2,669
                                                              =======              ======
NON CASH INVESTING ACTIVITIES:
Issuance of notes payable for acquired businesses ........       $599              $6,789
                                                              =======              ======
Issuance of stock and warrants for acquired businesses ...    $  --                $1,168
                                                              =======              ======
Shares issued as contingent consideration ................    $16,413              $1,283
                                                              =======              ======




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

     Provant resulted from the May 1998 acquisition, in separate combination transactions (collectively, the "Combination"), of seven providers of performance improvement services and products (collectively, the "Founding Companies"). Subsequent to the Combination through December 31, 2000, the Company has acquired 16 businesses (collectively, the "Subsequent Acquisitions"). The Provant companies are recognized leaders in their respective fields and have developed a wide range of services and products, a substantial knowledge base created from years of research and development, and a well-established client base.

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

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of December 31, 2000 and the results of operations and cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it uses for its annual financial statements.

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

2.  CONTINGENT CONSIDERATION

     During the six months ended December 31, 1999, Provant issued contingent consideration consisting of cash of $33.3 million and 1,450,139 shares of Common Stock valued at $16.4 million. During the six months ended December 31, 2000, Provant issued contingent consideration consisting of cash of $1.0 million and 183,542 shares of Common Stock valued at $1.3 million.

     The merger agreements with respect to six of the Subsequent Acquisitions continue to provide for the payment of contingent consideration of cash and/or shares of Common Stock if certain performance criteria are met over future periods ranging from one to three years. The contingent consideration will be paid in cash and shares of Common Stock in accordance with a formula based on the relationship of defined revenue or earnings before interest and taxes ("EBIT") of the acquired business to a specified baseline revenue or EBIT target and certain other adjustments. Contingent consideration of cash and/or shares of Common Stock up to maximum amounts of $34.2 million could be payable based on performance criteria associated with the two years ended June 30, 2001 and the year ending June 30, 2001 or 2002. For one Subsequent Acquisition, contingent consideration of cash and/or shares of Common Stock is payable based entirely on performance criteria over the three-year period ending December 31, 2001 and is not currently determinable. The Company estimates the total to be paid under contingent consideration arrangements will not exceed $22.0 million.

3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands except per share data):

                                                                              Three months ended              Six months ended
                                                                                December 31,                     December 31,
                                                                                ------------                     ------------
Numerator:                                                                 1999             2000            1999             2000
                                                                           ----             ----            ----             ----
  Basic net income .............................................           $2,225           $3,122           $4,833           $5,452

  Interest expense on convertible notes payable ................               57             --                115             --
                                                                       ----------       ----------       ----------       ----------
  Diluted net income ...........................................           $2,282           $3,122           $4,948           $5,452
                                                                       ==========       ==========       ==========       ==========

Denominator:
  Basic weighted average common shares outstanding .............       20,888,990       21,412,767       20,820,175       21,241,389

  Shares to be issued as contingent consideration ..............             --            611,500           41,410          634,521

  Effect of dilutive securities: stock options, warrants
  and convertible notes payable ................................        1,241,008          292,538          990,461          277,302
                                                                       ----------       ----------       ----------       ----------
  Diluted weighted average common shares outstanding ...........       22,129,998       22,316,805       21,852,046       22,153,212


Basic earnings per common share ................................            $0.11            $0.15            $0.23            $0.26
                                                                       ==========       ==========       ==========       ==========
Diluted earnings per common share ..............................            $0.10            $0.14            $0.23            $0.25
                                                                       ==========       ==========       ==========       ==========


The following securities that could potentially dilute future basic earnings per common share were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive:

                                                                    Three months ended                      Six months ended
                                                                        December 31,                           December 31,
                                                                       ------------                            ------------
                                                                   1999              2000                 1999               2000
                                                                   ----              ----                 ----               ----
Stock options ......................................              96,067           3,832,056             362,270           3,680,866
Warrants ...........................................                --               790,666                 --              790,666
Convertible notes payable ..........................                --               429,225                 --              426,068
                                                                  ------           ---------             -------           ---------
Total ..............................................              96,067           5,051,947             362,270           4,897,600
                                                                  ======           =========             =======           =========

In connection with an acquisition, the Company issued two promissory notes, each in the original principal amount of $3.2 million. Under certain circumstances, the promissory notes are convertible into shares of common stock at the election of the Company or the payee. The amount of shares that would be issued upon conversion of the notes payable is currently indeterminable.

4.  REORGANIZATION AND OTHER CHARGES

In the third and fourth quarters of fiscal 2000, the Company recorded charges related to its reorganization program of $11.7 million. The reorganization program includes the elimination of executive positions, reduction in service delivery and administrative employees, combination of certain redundant operating facilities, abandonment of certain property, equipment and leasehold improvements, and the elimination of certain services and products, which are not material to the Company's business. As part of the reorganization program, the Company plans to terminate approximately 190 employees, of which, 178 employees were terminated as of December 31, 2000.

The following table summarizes the activity related to the reorganization program reserves during the six months ended December 31, 2000 (in thousands):



                                                              June 30,               Non-Cash             Cash         December 31,
                                                                2000                 Charges             Payments       2000
                                                                ----                 -------             --------      --------
Severance benefits .............................               $2,145                   $-                 $787         $1,358
Exit costs .....................................                2,221                   13                  603          1,605
                                                               ------                  ---               ------         ------
Total ..........................................               $4,366                  $13               $1,390         $2,963
                                                               ======                  ===               ======         ======

In connection with the reorganization program, the Company expects to make future cash payments of approximately $1.6 million in fiscal 2001, $640,000 in fiscal 2002, $230,000 in fiscal 2003 and $450,000 in fiscal 2004. The severance and lease obligations will be disbursed over a period based upon the terms of the severance and lease agreements.

5.   LINE OF CREDIT FACILITY

The Company has a $105.0 million credit facility with related borrowings of $47.5 million at December 31, 2000. The credit facility, which terminates on December 31, 2001, (i) prohibits the payment of dividends and other distributions by the Company, (ii) generally does not permit the Company to incur or assume other indebtedness, and (iii) requires the Company to comply with certain financial covenants.

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

6.  PURCHASE BUSINESS COMBINATIONS

During the six months ended December 31, 2000, the Company acquired two companies that provide performance improvement services and products. Consideration paid by the Company was $11.2 million, consisting of $3.3 million in cash, $6.8 million in convertible and non-convertible notes payable, 152,379 shares of Common Stock and warrants to purchase an aggregate of 244,278 shares of Common Stock. The allocation of the respective purchase prices to assets acquired and liabilities assumed resulted in $11.2 million of goodwill for these acquisitions, which were accounted for as purchase transactions. Goodwill is amortized on a straight-line basis over 40 years. The cash portion of the acquisitions was funded from cash provided by $3.3 million of borrowings from the Company's credit facility.

The following is a reconciliation of net cash paid for acquisitions during the six months ended December 31, 2000 (Dollars in thousands):

  Fair value of assets acquired ...................................     $12,685
  Liabilities assumed .............................................      (1,446)
  Convertible and non-convertible notes payable issued ............      (6,789)
  Fair value of Common Stock and warrant consideration ............      (1,168)
                                                                        -------
  Cash paid .......................................................       3,282
  Less cash acquired ..............................................         282
                                                                        -------
     Net cash paid for acquisitions ...............................      $3,000
                                                                        =======


The Company did not acquire any companies that were accounted for under the purchase method of accounting during the six months ended December 31, 1999.

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

   In accordance with the pooling-of-interests method of accounting, the results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

                                         Three months ended    Six months ended
                                            December 31,         December 31,
                                        ------------------    ------------------

Revenue:                               1999        2000        1999        2000
                                       ----        ----        ----        ----
Provant ........................     $48,973     $50,159     $97,499    $ 96,284
Senn-Delaney Leadership ........       7,896       6,033      15,191      13,598
                                     -------     -------    --------    --------
Combined .......................     $56,869     $56,192    $112,690    $109,882
                                     =======     =======    ========    ========

                                         Three months ended    Six months ended
                                            December 31,         December 31,
                                        ------------------    ------------------
Net Income:                           1999        2000        1999        2000
                                      ----        ----        ----        ----
Provant ......................      $2,788       $2,496      $5,907       $3,425
Senn-Delaney Leadership ......        (563)         626      (1,074)       2,027
                                    ------       ------      ------       ------
Combined .....................      $2,225       $3,122      $4,833       $5,452
                                    ======       ======      ======       ======



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

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 2000 (DOLLARS IN THOUSANDS):

                                                  Three months ended December 31,                Six months ended  December 31,
                                             ------------------------------------------  ------------------------------------------
                                                     1999                    2000                 1999                      2000
                                             ------------------------------------------  ------------------------------------------
Total revenue .............................. $56,869      100.0%    $56,192      100.0%   $112,690      100.0%   $109,882    100.0%
                                             -------      ------   --------      ------   --------      ------   --------    ------
Cost of revenue ............................  22,079       38.8      19,562       34.8      44,955       39.9      40,353     36.7
                                             -------      ------   --------      ------   --------      ------   --------    ------
Gross profit ...............................  34,790       61.2      36,630       65.2      67,735       60.1      69,529     63.3

Selling, general and administrative
  expenses..................................  26,381       46.4      27,704       49.3      52,684       46.8      53,224     48.4

Pooling costs ..............................   1,215        2.1        --           --       1,215        --           --

Goodwill amortization ......................   1,369        2.4       1,528        2.7       2,514        2.2       2,974      2.7
                                             -------      ------   --------      ------   --------      ------   --------    ------
Income from operations .....................  $5,825       10.2      $7,398       13.2     $11,322       10.0%    $13,331     12.1%

Other income ...............................    (104)      (0.2)         (2)    --             248        0.2          (5)      --

Interest expense, net ......................    (559)      (1.0)     (1,294)      (2.3)       (748)      (0.7)     (2,376)    (2.2)

Provision for income taxes .................   2,937        5.2       2,980        5.3       5,989        5.3       5,498      5.0
                                             -------      ------   --------      ------   --------      ------   --------    ------
Net income .................................  $2,225        3.9%     $3,122        5.6%     $4,833        4.3%     $5,452      5.0%
                                             =======      ======   ========      ======   ========      ======   ========    ======


RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 (THE "FISCAL 2000 QUARTER") COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2000 (THE "FISCAL 2001 QUARTER")

     Revenue. Revenue decreased $677,000, or 1.2%, from $56.9 million in the Fiscal 2000 Quarter to $56.2 million in the Fiscal 2001 Quarter. The decrease in the Fiscal 2001 Quarter was primarily attributable to the recent discontinuance of certain un-profitable business lines through our reorganization program and was offset by an increase in license revenue of approximately $3.0 million and an increase due to businesses acquired during fiscal 2001.

     Cost of Revenue. Cost of revenue as a percentage of revenue decreased from 38.8% in the Fiscal 2000 Quarter to 34.8% in the Fiscal 2001 Quarter, primarily due to the recent discontinuance of certain un-profitable business lines through our reorganization program and the increase in license revenue.

     Gross Profit. Gross profit increased $1.8 million, or 5.3%, from $34.8 million in the Fiscal 2000 Quarter to $36.6 million in the Fiscal 2001 Quarter, primarily due to the increase in license revenue and the recent discontinuance of certain un-profitable business lines through our reorganization program. As a percentage of revenue, gross profit increased from 61.2% in the Fiscal 2000 Quarter to 65.2% in the Fiscal 2001 Quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.3 million or 5.0%, from $26.4 million in the Fiscal 2000 Quarter to $27.7 million in the Fiscal 2001 Quarter. Included in selling, general and administrative expenses for the Fiscal 2000 Quarter is $1.7 million of compensation differential, which on a pro forma basis is excluded from selling, general and administrative expenses. The compensation differential represents pro forma adjustments to salary, bonuses and benefits paid to certain employee owners of Senn-Delaney Leadership to certain levels to which they contractually agreed prospectively. Excluding the compensation differential, selling, general and administrative expenses increased $3.0 million from $24.7 million in the Fiscal 2000 Quarter to $27.7 million in the Fiscal 2001 Quarter. The increase in selling, general and administrative expenses was primarily attributable to expansion of corporate infrastructure, the acquisition of two businesses in fiscal 2001 and $867,000 of additional bad debt provision, and was offset by savings due to the recent discontinuance of certain un-profitable business lines through the implementation of our reorganization program. Excluding the compensation differential, as a percentage of revenue, selling general and administrative expense increased from 43.4% in the Fiscal 2000 Quarter to 49.3% in the Fiscal 2001 Quarter.

     Goodwill Amortization. Goodwill amortization increased $159,000, or 11.6%, from $1.4 million in the Fiscal 2000 Quarter to $1.5 million in the Fiscal 2001 Quarter, due to additional goodwill recorded in connection with contingent consideration paid during fiscal 2000 and to acquisitions completed in fiscal 2001.

     Interest Expense, net. Interest expense, net increased $735,000 in the Fiscal 2000 Quarter to $1.3 million in the Fiscal 2001 Quarter, primarily due to increased borrowings under the line of credit and also higher interest rates during fiscal 2001.

     Income Taxes. Provision for income taxes increased $43,000 due to higher pre-tax income in the Fiscal 2001 Quarter.

RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 (THE "FISCAL 2000 PERIOD") COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2000 (THE "FISCAL 2001 PERIOD")

     Revenue. Revenue decreased $2.8 million, or 2.5%, from $112.7 million in the Fiscal 2000 Period to $109.9 million in the Fiscal 2001 Period. The decrease in the Fiscal 2001 Period was primarily attributable to the recent discontinuance of certain un-profitable business lines through our reorganization program and was offset by an increase in license revenue of approximately $5.0 million and an increase due to businesses acquired during fiscal 2001.

     Cost of Revenue. Cost of revenue as a percentage of revenue decreased from 39.9% in the Fiscal 2000 Period to 36.7% in the Fiscal 2001 Period, primarily due to the recent discontinuance of certain un-profitable business lines through our reorganization program and increase in the license revenue.

     Gross Profit. Gross profit increased $1.8 million, or 2.6%, from $67.7 million in the Fiscal 2000 Period to $69.5 million in the Fiscal 2001 Period, primarily due to the increase in license revenue and recent discontinuance of certain un-profitable business lines through our reorganization program. As a percentage of revenue, gross profit increased from 60.1% in the Fiscal 2000 Period to 63.3% in the Fiscal 2001 Period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $540,000, or 1.0%, from $52.7 million in the Fiscal 2000 Period to $53.2 million in the Fiscal 2001 Period. Included in selling, general and administrative expenses for the Fiscal 2000 Period is $3.3 million of compensation differential. The compensation differential represents pro forma adjustments to salary, bonuses and benefits paid to certain employee owners of Senn-Delaney Leadership to certain levels to which they contractually agreed prospectively. Excluding the compensation differential, selling, general and administrative expenses increased $3.9 million from $49.3 million in the Fiscal 2000 Period to $53.2 million in the Fiscal 2001 Period. The increase in selling, general and administrative expenses was primarily attributable to expansion of corporate infrastructure, the acquisition of two businesses in fiscal 2001 and $1.1 million of additional bad debt provision, and was offset by savings due to the recent discontinuance of certain un-profitable business lines through our reorganization program. Excluding the compensation differential, as a percentage of revenue, selling general and administrative expense increased from 43.8% in the Fiscal 2000 Period to 48.4% in the Fiscal 2001 Period.

     Pooling Costs. Pooling costs consist of accounting, legal, investment banker fees, and due diligence expenses incurred in connection with the acquisition of Senn-Delaney Leadership.

     Goodwill Amortization. Goodwill amortization increased $460,000, or 18.3%, from $2.5 million in the Fiscal 2000 Period to $3.0 million in the Fiscal 2001 Period, due to additional goodwill recorded in connection with contingent consideration paid during fiscal 2000 and to acquisitions completed in fiscal 2001.

     Other Income. Other income for the Fiscal 2000 Period consisted primarily of a $362,000 gain recorded on proceeds of $833,000 from the sale of a business.

     Interest Expense, net. Interest expense, net increased $1.6 million, or 217.6%, from $748,000 in the Fiscal 2000 Period to $2.4 million in the Fiscal 2001 Period, due to increased borrowings under the line of credit and higher interest rates during fiscal 2001.

     Income Taxes. Provision for income taxes decreased $491,000 from $6.0 million in the Fiscal 2000 Period to $5.5 million in the Fiscal 2001 Period, due to decreased pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, the Company had cash of approximately $2.4 million and outstanding indebtedness of $68.3 million. The Company has a $105.0 million credit facility with related borrowings of $47.5 million at December 31, 2000. The credit facility, which terminates on December 31, 2001, (i) prohibits the payment of dividends and other distributions by the Company, (ii) generally does not permit the Company to incur or assume other indebtedness, and (iii) requires the Company to comply with certain financial covenants. Because of its maturity on December 31, 2001, borrowings under the credit facility are reflected in current liabilities as of December 31, 2000. Management of the Company is currently addressing the maturity of the credit facility through the exploration of alternative financing options.

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

     The Company anticipates that its cash flow from operations and availability under the credit facility will provide cash sufficient to satisfy the Company's working capital requirements, debt service requirements and planned capital expenditures for the next 12 months. In connection with the reorganization program, the Company expects to make future cash payments of approximately $1.6 million in fiscal 2001, $640,000 in fiscal 2002, $230,000 in fiscal 2003 and $450,000 in fiscal 2004. The severance and lease obligations will be disbursed over a period based upon the terms of the severance and lease agreements.

     The Company has two effective shelf registration statements on Form S-4. Each registration statement relates to the issuance of up to 3,000,000 shares of Common Stock in connection with acquisitions. Of these shares, 3,942,430 shares have been issued through February 10, 2001 and a currently undeterminable number of shares may become issuable as contingent consideration under the registration statements with respect to acquisitions completed before such date.

     During the six months ended December 31, 2000, Provant issued contingent consideration consisting of cash of $1.0 million and 183,542 shares of Common Stock valued at $1.3 million.

     The merger agreements in connection with six of the Subsequent Acquisitions continue to provide for the payment of contingent consideration of cash and/or shares of Common Stock if certain performance criteria are met over future periods ranging from one to three years. The contingent consideration will be paid in cash and shares of Common Stock in accordance with a formula based on the relationship of defined earnings before interest and taxes ("EBIT") of the acquired business to a specified baseline EBIT target and certain other adjustments. Contingent consideration of cash and/or shares of Common Stock up to maximum amounts of $34.2 million could be payable based on performance criteria associated with the two years ended June 30, 2001 and the year ending June 30, 2001 or 2002. For one Subsequent Acquisition, contingent consideration of cash and/or shares of Common Stock is payable based entirely on performance criteria over the three-year period ending December 31, 2001 and is not currently determinable. The Company estimates the total to be paid under contingent consideration arrangements will not exceed $22.0 million.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which provides guidance on the ability to recognize revenue when it is realized and earned. Subsequently, the Staff issued SAB 101B, which delayed the required implementation until the fourth fiscal quarter for years beginning after December 15, 1999. SAB 101 requires companies currently not in compliance to retroactively apply the SAB to all periods presented. The Company has evaluated the impact of the adoption of SAB 101. The Company does not believe the adoption of SAB 101 will have a material impact on the Company's financial condition or results of operations.

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

     The Company is exposed to interest rate risk in the ordinary course of business. For fixed rate debt, interest rate changes affect the fair value but do not affect earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings or cash flow. Based on the Company's borrowings of $47.5 million under the credit facility as of December 31, 2000, a one-percentage increase in interest rates would decrease annual cash flow by approximately $0.5 million and earnings, net of taxes, by approximately $0.3 million.

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were approved at the Company's Annual Meeting of Stockholders, which was held on November 15, 2000.

(a)         Election of the following members of the Board of Directors.

                                    For               Withheld
                                    ---               --------
         David B Hammond            11,468,549        39,556
         John R. Murphy             11,472,350        35,755
         Esther T. Smith            11,472,649        35,456
         John E. Tyson              11,466,649        41,456
         Curtis M. Uehlein          10,680,696        827,409
         John H. Zenger             10,805,427        702,678

(b)  Proposal to amend and restate the 1998 Employee Stock Purchase Plan

         For            Against     Abstain     Broker Non-Votes
         ---            -------     -------     ----------------
         11,295,368     146,387     65,150      1,200


ITEM 5.  OTHER INFORMATION

On November 20, 2000, the Company issued a press release which, in pertinent part, stated the following:

          "BOSTON -- (BUSINESS WIRE) -- Nov. 20, 2000 -- Provant, Inc. (NASDAQ:POVT- news) announced today that it has retained the investment banking firm of Gleacher & Co. to assist its Board of Directors in exploring a range of strategic alternatives to maximize shareholder value, including a possible sale of the Company.

          "Reg Murphy, Provant Chairman, said, "Provant's Board of Directors firmly believes that Provant's value in the public market does not adequately reflect the superb quality of its people, business, its strong industry position and its growth prospects."

          "Mr. Murphy continued, "Provant has established itself as the leader of performance improvement training industry. With unparalleled content, technology and consulting expertise, combined with its blue chip client base, Provant is ideally positioned to capitalize on the increased corporate demand for integrated training solutions. We are committed to realizing appropriate value for this phenomenal set of assets - this decision to pursue strategic alternatives underscores that commitment. We believe that in order to successfully maximize shareholder value, we must be willing to examine all possibilities for the Company."

          "The Company stated that it would have no further public comment on this subject unless there is a proposed transaction. There can be no assurance that there will be any transaction or that, if one is proposed, that it will be completed."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.          Exhibits:

         None.

B.          Reports on Form 8-K:

         None.

                               SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PROVANT, INC.


Date: February 14, 2001                    By:  /s/ Rajiv Bhatt
                                    --------------------------------
                                    Rajiv Bhatt
                                    Executive Vice President and Chief Financial
                                    Officer