Form 10-Q
period 2001-03-31
PROVANT INC
filed 2001-05-15
CIK 1054853

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Number of shares of common stock outstanding at May 12, 2001:
         21,696,260

                                  PROVANT, INC.

                                  INDEX

                  PART I. - FINANCIAL INFORMATION
                                                                                              Page
                                                                                              ----
                  Item 1. Financial Statements

                  Consolidated Balance Sheets as of June 30, 2000 and March 31, 2001            3

                  Consolidated Statements of Income for the three and nine months               4
                    ended March 31, 2000 and 2001

                  Consolidated Statements of Cash Flows for the nine months ended               5
                    March 31, 2000 and 2001

                  Notes to Consolidated Financial Statements                                    7

                  Item 2. Management's Discussion and Analysis of Financial Condition and      10
                    Results of Operations

                  Item 3. Quantitative and Qualitative Disclosure on Market Risk               13

                  PART II. - OTHER INFORMATION

                  Item 6. Exhibits and Reports on Form 8-K                                     14

                  Signatures                                                                   15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Provant, Inc.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           June 30,      March 31,
Assets                                                       2000          2001
                                                           --------      --------
Current Assets:
  Cash and cash equivalents ........................       $  2,232      $  1,797
  Accounts receivable, net of allowance for doubtful
      accounts of $1,158 and $1,942, respectively ..         44,645        49,012
  Inventory ........................................          4,423         4,898
  Deferred income taxes ............................          3,621         3,621
  Costs and earnings in excess of billings .........          5,834         7,357
  Prepaid expenses and other current assets ........          3,208         2,776
                                                           --------      --------
      Total current assets .........................         63,963        69,461
Property and equipment, net ........................          8,548        10,465
Other assets .......................................          3,737         6,366
Goodwill, net ......................................        225,213       232,102
                                                           --------      --------
      Total assets .................................       $301,461      $318,394
                                                           ========      ========

Liabilities and Stockholders' Equity
Current Liabilities:

  Borrowings under line of credit ..................       $     --      $ 51,600
  Current portion of long term debt ................          6,098        13,487
  Accounts payable .................................          9,257         3,234
  Accrued expenses .................................         13,714        12,950
  Accrued compensation .............................          8,639         5,875
  Billings in excess of costs and earnings .........          5,501         4,815
  Deferred revenue .................................            676         1,916
  Income taxes payable .............................          1,110         1,346
  Accrued reorganization costs .....................          4,366         2,341
                                                           --------      --------
      Total current liabilities ....................         49,361        97,564
Borrowings under line of credit ....................         38,000            --
Accrued contingent consideration ...................            968            --
Long term debt, net of current portion .............          8,094         7,187
                                                           --------      --------
      Total liabilities ............................         96,423       104,751

Stockholders' Equity:
  Preferred stock, $.01 par value; none issued .....             --            --
  Common stock, $.01 par value; 20,975,985 and
    21,696,260 shares issued and outstanding,
    respectively ...................................            210           217
  Additional paid-in capital .......................        197,937       201,663
  Common stock issuable as
    contingent consideration .......................          1,283            --
  Retained earnings ................................          5,608        11,763
                                                           --------      --------
      Total stockholders' equity ...................        205,038       213,643
                                                           --------      --------
      Total liabilities and stockholders' equity ...       $301,461      $318,394
                                                           ========      ========



          See accompanying notes to consolidated financial statements.

PROVANT, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




                                                        Three months ended                    Nine months ended
                                                            March 31,                             March 31,
                                                            ---------                             ---------
                                                     2000               2001               2000               2001
                                                 ------------       ------------       ------------       ------------
Total revenue .............................      $     51,317       $     50,837       $    164,007       $    160,719
Cost of revenue ...........................            21,490             19,864             66,445             60,217
                                                 ------------       ------------       ------------       ------------
       Gross profit .......................            29,827             30,973             97,562            100,502
Selling, general and administrative
  expenses ................................            25,972             25,888             78,656             79,112
Restructuring charge ......................             8,087                 --              8,087                 --
Pooling costs .............................                --                 --              1,215                 --
Goodwill amortization .....................             1,420              1,515              3,934              4,489
                                                 ------------       ------------       ------------       ------------
Income (loss) from operations .............            (5,652)             3,570              5,670             16,901
Other income (expense) ....................              (157)                --                 91                 (5)
Interest expense, net .....................              (779)            (1,345)            (1,527)            (3,721)
                                                 ------------       ------------       ------------       ------------
       Income (loss) before income taxes ..            (6,588)             2,225              4,234             13,175
Provision (benefit) for income taxes ......            (2,030)             1,522              3,959              7,020
                                                 ------------       ------------       ------------       ------------
       Net income (loss) ..................      $     (4,558)      $        703       $        275       $      6,155
                                                 ============       ============       ============       ============

Earnings (loss) per common share:
Basic .....................................      $      (0.22)      $       0.03       $       0.01       $       0.29
Diluted ...................................      $      (0.22)      $       0.03       $       0.01       $       0.27

Weighted average common shares outstanding:
Basic .....................................        20,974,089         21,696,260         20,871,477         21,393,048
Diluted ...................................        20,974,089         22,992,134         21,325,528         22,432,853




          See accompanying notes to consolidated financial statements.

PROVANT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                       Nine Months Ended March 31,
                                                       ---------------------------
                                                          2000           2001
                                                        --------       --------
Cash flows from operating activities:
Net income .......................................      $    275       $  6,155
Adjustments to reconcile net income to net
 cash used in operating activities:
   Depreciation and amortization .................         6,105          8,060
   Allowance for doubtful accounts ...............            (4)         1,044
   Gain on sale of business ......................          (362)            --
   Non-cash reorganization charge ................         3,252             --
Changes in operating assets and liabilities:
   Accounts receivable ...........................        (3,317)        (4,505)
   Inventory .....................................          (959)          (445)
   Costs in excess of billings ...................          (535)        (1,523)
   Prepaid expenses and other current assets .....          (796)           386
   Other assets ..................................        (1,091)           150
   Accounts payable and accrued expenses .........       (10,446)        (6,813)
   Accrued compensation ..........................        (1,059)        (3,284)
   Billings in excess of costs ...................          (625)          (771)
   Deferred revenue ..............................          (304)           920
   Accrued reorganization costs ..................         7,007         (2,025)
   Income taxes payable ..........................        (2,981)           236
                                                        --------       --------
     Total adjustments ...........................        (6,115)        (8,570)
                                                        --------       --------
     Net cash used in operating activities .......        (5,840)        (2,415)
                                                        --------       --------
Cash flows from investing activities:
   Acquisitions, net of cash acquired ............            --         (3,000)
   Payment of acquisition related costs ..........        (1,407)          (525)
   Proceeds from sale of business ................           833             --
   Additions to property and equipment ...........        (5,091)        (7,604)
   Payment of contingent consideration ...........       (33,342)          (968)
                                                        --------       --------
     Net cash used in investing activities .......       (39,007)       (12,097)
                                                        --------       --------
Cash flows from financing activities:
  Issuance of common stock, net of offering costs          1,654          1,283
  Borrowings under line of credit ................        46,500         35,100
  Repayment of line of credit ....................       (10,000)       (21,500)
  Repayment of notes payable .....................          (706)          (806)
                                                        --------       --------
    Net cash provided by financing activities ....        37,448         14,077
                                                        --------       --------
Net decrease in cash and cash equivalents ........        (7,399)          (435)
Cash and cash equivalents, beginning of period ...         7,616          2,232
                                                        --------       --------
Cash and cash equivalents, end of period .........      $    217       $  1,797
                                                        ========       ========




          See accompanying notes to consolidated financial statements.

PROVANT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                         Nine Months Ended March 31,
                                                         ---------------------------
                                                              2000         2001
                                                            -------      -------
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest ...............................      $ 1,322      $ 2,388
                                                            =======      =======
Cash paid for income taxes ...........................      $ 7,325      $ 7,126
                                                            =======      =======
NONCASH INVESTING ACTIVITIES:
Issuance of notes payable for acquired businesses ....      $   599      $ 6,789
                                                            =======      =======
Issuance of stock and warrants for acquired businesses      $    --      $ 1,168
                                                            =======      =======
Shares issued as contingent consideration ............      $16,413      $ 1,283
                                                            =======      =======



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

    Provant resulted from the May 1998 acquisition, in separate combination transactions (collectively, the "Combination"), of seven providers of performance improvement services and products (collectively, the "Founding Companies"). Subsequent to the Combination through March 31, 2001, the Company has acquired 16 businesses (collectively, the "Subsequent Acquisitions"). Provant is recognized as a leader in training and has developed a wide range of services and products, a substantial knowledge base created from years of research and development, and a well-established client base.

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

    In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of operations and cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it uses for its annual financial statements.

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

2. CONTINGENT CONSIDERATION

    During the nine months ended March 31, 2000, Provant issued contingent consideration consisting of cash of $33.3 million and 1,450,139 shares of Common Stock valued at $16.4 million. During the nine months ended March 31, 2001, Provant issued contingent consideration consisting of cash of $1.0 million and 183,542 shares of Common Stock valued at $1.3 million.

    The merger agreements with respect to six of the Subsequent Acquisitions continue to provide for the payment of contingent consideration of cash and/or shares of Common Stock if certain performance criteria are met over future periods originally ranging from one to three years. The contingent consideration will be paid in cash and shares of Common Stock in accordance with a formula based on the relationship of defined revenue or earnings before interest and taxes ("EBIT") of the acquired business to a specified baseline revenue or EBIT target and certain other adjustments. Contingent consideration of cash and/or shares of Common Stock up to maximum amounts of $40.2 million could be payable based on performance criteria associated with the two years ended June 30, 2001 and the year ending June 30, 2001 or 2002, or, the three-year period ending December 31, 2001. The Company estimates the total to be paid under contingent consideration arrangements will not exceed $22.0 million.

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands except per share data):

                                                                       Three months ended                    Nine months ended
                                                                            March 31,                            March 31,
                                                                            ---------                            ---------
Numerator:                                                           2000               2001              2000              2001
                                                                 ------------       ------------      ------------      ------------
  Basic net income (loss) ..................................     $     (4,558)      $        703      $        275      $      6,155
  Interest expense on convertible notes payable ............               --                 --                --                --
                                                                 ------------       ------------      ------------      ------------
  Diluted net income (loss) ................................     $     (4,558)      $        703      $        275      $      6,155
                                                                 ============       ============      ============      ============

Denominator:
  Basic weighted average common shares outstanding .........       20,974,089         21,696,260        20,871,477        21,393,048
  Shares to be issued as contingent consideration ..........               --          1,043,100            27,607           770,714
  Effect of dilutive securities: stock options, warrants and
    convertible notes payable ..............................               --            252,774           426,444           269,091
                                                                 ------------       ------------      ------------      ------------
  Diluted weighted average common shares outstanding .......       20,974,089         22,992,134        21,325,528        22,432,853

Basic earnings (loss) per common share .....................     $      (0.22)      $       0.03      $       0.01      $       0.29
                                                                 ============       ============      ============      ============
Diluted earnings (loss) per common share ...................     $      (0.22)      $       0.03      $       0.01      $       0.27
                                                                 ============       ============      ============      ============

The following securities that could potentially dilute future basic earnings per common share were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive:

                                  Three months ended             Nine months ended
                                       March 31,                     March 31,
                                       ---------                     ---------
                                  2000           2001           2000           2001
                               ---------      ---------      ---------      ---------
Stock options ...........      1,706,802      3,981,424        741,183      3,742,796
Warrants ................        346,388        790,666        346,388        790,666
Convertible notes payable        410,413        435,726        404,348        429,287
                               ---------      ---------      ---------      ---------
Total ...................      2,463,603      5,207,816      1,491,919      4,962,749
                               ---------      ---------      ---------      ---------

In connection with an acquisition, the Company also issued two promissory notes, each in the original principal amount of $3.2 million. Under certain circumstances, the promissory notes are convertible into shares of common stock at the election of the Company or the payee. The amount of shares that would be issued upon conversion of the notes payable is currently indeterminable.

4. REORGANIZATION AND OTHER CHARGES

In the third and fourth quarters of fiscal 2000, the Company recorded charges related to its reorganization program of $11.7 million. The reorganization program includes the elimination of executive positions, reduction in service delivery and administrative employees, combination of certain redundant operating facilities, abandonment of certain property, equipment and leasehold improvements, and the elimination of certain services and products, which are not material to the Company's business. As part of the reorganization program, the Company plans to terminate approximately 190 employees, of which, 178 employees were terminated as of March 31, 2001.

The following table summarizes the activity related to the reorganization program reserves during the nine months ended March 31, 2001 (in thousands):

                                  June 30,     Non-Cash       Cash       March 31,
                                    2000        Charges     Payments       2001
                                    ----        -------     --------       ----
Severance benefits .........       $2,145       $   --       $1,153       $  992
Exit costs .................        2,221           15          857        1,349
                                   ------       ------       ------       ------
Total ......................       $4,366       $   15       $2,010       $2,341
                                   ======       ======       ======       ======

In connection with the reorganization program, the Company expects to make future cash payments of approximately $1.0 million in the remainder of fiscal 2001, $640,000 in fiscal 2002, $230,000 in fiscal 2003 and $450,000 in fiscal
2004. The severance and exit costs will be disbursed over a period based upon the terms of the severance and lease agreements.

5. LINE OF CREDIT FACILITY

The Company has a $105.0 million credit facility with related borrowings of $51.6 million at March 31, 2001. The credit facility, which terminates on December 31, 2001, (i) prohibits the payment of dividends and other distributions by the Company, (ii) generally does not permit the Company to incur or assume other indebtedness, and (iii) requires the Company to comply with certain financial covenants.

6. PURCHASE BUSINESS COMBINATIONS

During the nine months ended March 31, 2001, the Company acquired two companies that provide performance improvement services and products. Consideration paid by the Company was $11.2 million, consisting of $3.3 million in cash, $6.8 million in convertible and non-convertible notes payable, 152,379 shares of Common Stock and warrants to purchase an aggregate of 244,278 shares of Common Stock. The allocation of the respective purchase prices to assets acquired and liabilities assumed resulted in $11.2 million of goodwill for these acquisitions, which were accounted for as purchase transactions. Goodwill is amortized on a straight-line basis over 40 years. The cash portion of the acquisitions was funded from cash provided by $3.3 million of borrowings from the Company's credit facility.

The following is a reconciliation of net cash paid for acquisitions during the nine months ended March 31, 2001 (Dollars in thousands):

  Fair value of assets acquired ...............................        $ 12,685
  Liabilities assumed .........................................          (1,446)
  Convertible and non-convertible notes payable issued ........          (6,789)
  Fair value of Common Stock and warrant consideration ........          (1,168)
                                                                       --------
  Cash paid ...................................................           3,282
  Less cash acquired ..........................................             282
                                                                       --------
     Net cash paid for acquisitions ...........................        $  3,000
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

    In accordance with the pooling-of-interests method of accounting, the results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

                                 Three months ended          Nine months ended
                                      March 31,                   March 31,
                                      ---------                   ---------
Revenue:                         2000          2001          2000          2001
                               --------      --------      --------      --------
  Provant ...............      $ 42,658      $ 44,162      $140,157      $140,446
  Senn-Delaney Leadership         8,659         6,675        23,850        20,273
                               --------      --------      --------      --------
  Combined ..............      $ 51,317      $ 50,837      $164,007      $160,719
                               ========      ========      ========      ========

                                  Three months ended          Nine months ended
                                       March 31,                  March 31,
                                       ---------                  ---------
Net income (loss):                2000          2001         2000          2001
                                -------       -------      -------       -------
  Provant ................      $(6,007)      $    41      $  (100)      $ 3,466
  Senn-Delaney Leadership         1,449           662          375         2,689
                                -------       -------      -------       -------
  Combined ...............      $(4,558)      $   703      $   275       $ 6,155
                                =======       =======      =======       =======


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

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 2001 (DOLLARS IN THOUSANDS):

                                                    Three months ended March 31,                  Nine months ended March 31,
                                                     2000                   2001                  2000                  2001
                                              -----------------      -----------------     -----------------     ------------------
Total revenue ..............................  $51,317     100.0%     $50,837     100.0%    $164,007    100.0%    $160,719     100.0%
Cost of revenue ............................   21,490      41.9       19,864      39.1       66,445     40.5       60,217      37.5
                                              -------     -----      -------     -----     --------    -----     --------     -----
Gross profit ...............................   29,827      58.1       30,973      60.9       97,562     59.5      100,502      62.5
Selling, general and administrative expenses   25,972      50.6       25,888      50.9       78,656     48.0       79,112      49.2
Reorganization charge ......................    8,087      15.7           --        --        8,087      4.9           --        --
Pooling costs ..............................       --        --           --        --        1,215      0.7           --        --
Goodwill amortization ......................    1,420       2.8        1,515       3.0        3,934      2.4        4,489       2.8
                                              -------     -----      -------     -----     --------    -----     --------     -----
Income (loss) from operations ..............  $(5,652)    (11.0)%    $ 3,570       7.0%    $  5,670      3.4%    $ 16,901      10.5%
Other income (expense) .....................     (157)     (0.3)          --        --           91       --           (5)       --
Interest expense, net ......................     (779)     (1.5)      (1,345)     (2.6)      (1,527)    (0.9)      (3,721)     (2.3)
Provision (benefit) for income taxes .......   (2,030)     (3.9)       1,522       3.0        3,959      2.4        7,020       4.4
                                              -------     -----      -------     -----     --------    -----     --------     -----
Net income (loss) ..........................  $(4,558)     (8.9)%    $   703       1.4%    $    275      0.2%    $  6,155       3.8%
                                              =======     =====      =======     =====     ========    =====     ========     =====

RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 (THE "FISCAL 2000 QUARTER") COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001 (THE "FISCAL 2001 QUARTER")

    Revenue. Revenue decreased $480,000, or 1.0%, from $51.3 million in the Fiscal 2000 Quarter to $50.8 million in the Fiscal 2001 Quarter. The decrease in the Fiscal 2001 Quarter was primarily attributable to the decrease in traditional training products and services due to cutbacks in training spending by certain customers and the discontinuance of certain un-profitable product lines through our reorganization program and was offset by an increase in license revenue of approximately $2.6 million and an increases in revenue from businesses acquired during fiscal 2001.

    Cost of Revenue. Cost of revenue as a percentage of revenue decreased from 41.9% in the Fiscal 2000 Quarter to 39.1% in the Fiscal 2001 Quarter, primarily due to a charge of $1.4 million recorded in the Fiscal 2000 Quarter related to the reorganization program, the discontinuance of certain un-profitable product lines through our reorganization program and the increase in license revenue in the Fiscal 2001 Quarter. Excluding the $1.4 million charge, cost of revenue as a percentage of revenue decreased from 39.2% in the Fiscal 2000 Quarter to 39.1% in the Fiscal 2001 Quarter.

    Gross Profit. Gross profit increased $1.1 million, or 3.8%, from $29.8 million in the Fiscal 2000 Quarter to $31.0 million in the Fiscal 2001 Quarter, primarily due to the increase in license revenue, the charge of $1.4 million recorded in the Fiscal 2000 Quarter related to the reorganization program and the discontinuance of certain un-profitable product lines through our reorganization program. As a percentage of revenue, gross profit increased from 58.1% in the Fiscal 2000 Quarter to 60.9% in the Fiscal 2001 Quarter.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $84,000, from $26.0 million in the Fiscal 2000 Quarter to $25.9 million in the Fiscal 2001 Quarter. Included in selling, general and administrative expenses for the Fiscal 2000 Quarter is a $1.1 million charge related to the reorganization program. Excluding the $1.1 million charge, as a percentage of revenue, selling, general and administrative expense increased from 48.4% in the Fiscal 2000 Quarter to 50.9% in the Fiscal 2001 Quarter. The increase in selling, general and administrative expenses was primarily attributable to expansion of corporate infrastructure, the acquisition of two businesses in fiscal 2001 and $450,000 of additional bad debt provision, and was offset by savings due to the discontinuance of certain un-profitable product lines through the implementation of our reorganization program.

    Goodwill Amortization. Goodwill amortization increased $95,000, or 6.7%, from $1.4 million in the Fiscal 2000 Quarter to $1.5 million in the Fiscal 2001 Quarter, due to additional goodwill recorded in connection with acquisitions completed in fiscal 2001.

    Interest Expense, net. Interest expense, net increased $566,000 in the Fiscal 2000 Quarter to $1.3 million in the Fiscal 2001 Quarter, primarily due to increased borrowings under the line of credit during fiscal 2001.

    Income Taxes. Provision for income taxes increased from an income tax benefit of $2.0 million in the Fiscal 2000 Quarter to an income tax expense of $1.5 million in the Fiscal 2001 Quarter. The increase in income taxes is primarily due to the loss recorded in the 2000 Quarter due to the $10.6 million reorganization program charges.

RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 2000 (THE "FISCAL 2000 PERIOD") COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2001 (THE "FISCAL 2001 PERIOD")

    Revenue. Revenue decreased $3.3 million, or 2.0%, from $164.0 million in the Fiscal 2000 Period to $160.7 million in the Fiscal 2001 Period. The decrease in the Fiscal 2001 Period was primarily attributable to the decrease in traditional training products and services due to cutbacks in training spending by certain customers and the discontinuance of certain un-profitable product lines through our reorganization program and was offset by an increase in license revenue of approximately $6.0 million and an increase due to businesses acquired during fiscal 2001.

    Cost of Revenue. Cost of revenue as a percentage of revenue decreased from 40.5% in the Fiscal 2000 Period to 37.5% in the Fiscal 2001 Period, primarily because of our increase in license revenue in the Fiscal 2001 Period, a charge of $1.4 million recorded in the Fiscal 2000 Period related to the reorganization program and the discontinuance of certain un-profitable product lines through our reorganization program. Excluding the $1.4 million charge, cost of revenue as a percentage of revenue decreased from 39.7% in the Fiscal 2000 Period to 37.5% in the Fiscal 2001 Period.

    Gross Profit. Gross profit increased $2.9 million, or 3.0%, from $97.6 million in the Fiscal 2000 Period to $100.5 million in the Fiscal 2001 Period, primarily due to the increase in license revenue, the charge of $1.4 million recorded in the Fiscal 2000 Period related to the reorganization program and the discontinuance of certain un-profitable product lines through our reorganization program. As a percentage of revenue, gross profit increased from 59.5% in the Fiscal 2000 Period to 62.5% in the Fiscal 2001 Period.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $456,000, from $78.6 million in the Fiscal 2000 Period to $79.1 million in the Fiscal 2001 Period. Included in selling, general and administrative expenses for the Fiscal 2000 Period are $3.3 million of compensation differential and a $1.1 million charge related to the reorganization program. The compensation differential represents pro forma adjustments to salary, bonuses and benefits paid to certain employee owners of Senn-Delaney Leadership to certain levels to which they contractually agreed prospectively. Excluding the compensation differential and the $1.1 million charge, selling, general and administrative expenses increased $4.8 million from $74.3 million in the Fiscal 2000 Period to $79.1 million in the Fiscal 2001 Period. The increase in selling, general and administrative expenses was primarily attributable to expansion of corporate infrastructure, the acquisition of two businesses in fiscal 2001 and $1.6 million of additional bad debt provision, and was offset by savings due to the recent discontinuance of certain un-profitable product lines through our reorganization program. Excluding the compensation differential, as a percentage of revenue, selling general and administrative expense increased from 45.3% in the Fiscal 2000 Period to 49.2% in the Fiscal 2001 Period.

    Pooling Costs. Pooling costs consist of accounting, legal, investment banker fees, and due diligence expenses incurred in connection with the acquisition of Senn-Delaney Leadership.

    Goodwill Amortization. Goodwill amortization increased $555,000, or 14.1%, from $3.9 million in the Fiscal 2000 Period to $4.5 million in the Fiscal 2001 Period, due to additional goodwill recorded in connection with contingent consideration paid during fiscal 2000 and to acquisitions completed in fiscal 2001.

    Other Income. Other income for the Fiscal 2000 Period consisted primarily of a $362,000 gain recorded on proceeds of $833,000 from the sale of a business.

    Interest Expense, net. Interest expense, net increased $2.2 million, or 143.7%, from $1.5 million in the Fiscal 2000 Period to $3.7 million in the Fiscal 2001 Period, due to increased borrowings under the line of credit and higher interest rates during fiscal 2001.

    Income Taxes. Provision for income taxes increased from $3.9 million in the Fiscal 2000 Period to $7.0 million in the Fiscal 2001 Period. The increase in income taxes is primarily due to the loss recorded in the Fiscal 2000 Period due to the $10.6 million reorganization program charges

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2001, the Company had cash of approximately $1.8 million and outstanding indebtedness of $72.3 million. The Company has a $105.0 million credit facility with related borrowings of $51.6 million at March 31, 2001. The credit facility, which terminates on December 31, 2001, (i) prohibits the payment of dividends and other distributions by the Company, (ii) generally does not permit the Company to incur or assume other indebtedness, and (iii) requires the Company to comply with certain financial covenants. Because of its maturity on December 31, 2001, borrowings under the credit facility are reflected in current liabilities as of December 31, 2000. Management of the Company is currently addressing the maturity of the credit facility through the exploration of alternative financing options.

     Subject to the extension of the credit facility or completion of other financing alternatives, the Company anticipates that its cash flow from operations and availability under the credit facility will provide cash sufficient to satisfy the Company's working capital requirements, debt service requirements and planned capital expenditures for the next 12 months. In connection with the reorganization program, the Company expects to make future cash payments of approximately $1.0 million in fiscal 2001, $640,000 in fiscal 2002, $230,000 in fiscal 2003 and $450,000 in fiscal 2004. The severance and exit costs will be disbursed over a period based upon the terms of the severance and lease agreements.

    The Company has two effective shelf registration statements on Form S-4. Each registration statement relates to the issuance of up to 3,000,000 shares of Common Stock in connection with acquisitions. Of these shares, 3,942,430 shares have been issued through March 31, 2001 and a currently undeterminable number of shares may become issuable as contingent consideration under the registration statements with respect to acquisitions completed before such date.

    During the nine months ended March 31, 2001, Provant issued contingent consideration consisting of cash of $1.0 million and 183,542 shares of Common Stock valued at $1.3 million.

    The merger agreements in connection with six of the Subsequent Acquisitions continue to provide for the payment of contingent consideration of cash and/or shares of Common Stock if certain performance criteria are met over future periods ranging from one to three years. The contingent consideration will be paid in cash and shares of Common Stock in accordance with a formula based on the relationship of defined earnings before interest and taxes ("EBIT") of the acquired business to a specified baseline EBIT target and certain other adjustments. Contingent consideration of cash and/or shares of Common Stock up to maximum amounts of $40.2 million could be payable based on performance criteria associated with the two years ended June 30, 2001 and the year ending June 30, 2001 or 2002, or, the three-year period ending December 31, 2001. The Company estimates the total to be paid under contingent consideration arrangements will not exceed $22.0 million.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements, " ("SAB 101"), which provides guidance on the ability to recognize revenue when it is realized and earned. Subsequently, the Staff issued SAB 101B, which delayed the required implementation until the fourth fiscal quarter for years beginning after December 15, 1999. SAB 101 requires companies currently not in compliance to retroactively apply the SAB to all periods presented. The Company has adopted SAB 101. The adoption of SAB 101 did not have a material impact on the Company's financial condition or results of operations.

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

    The Company is exposed to interest rate risk in the ordinary course of business. For fixed rate debt, interest rate changes affect the fair value but do not affect earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings or cash flow. Based on the Company's borrowings of $51.6 million under the credit facility as of March 31, 2001, a one-percentage increase in interest rates would decrease annual cash flow by approximately $0.5 million and earnings, net of taxes, by approximately $0.3 million.

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

PART II. OTHER INFORMATION

             ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

             ITEM 5. OTHER INFORMATION

             None.


             ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                A.  Exhibits:

                         None

                B.  Reports on Form 8-K:

                         None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PROVANT, INC.


Date: May 15, 2001            By: /s/ Norman Fornella
                                      ------------------------------------------
                                      Norman Fornella
                                      Executive Vice President and Chief
                                        Financial Officer

                              By: /s/ Lawrence Heaney
                                      ------------------------------------------
                                      Lawrence Heaney
                                      Vice President, Controller and Chief
                                        Accounting Officer