Form 10-K
period 2001-06-30
PROVANT INC
filed 2001-09-14
CIK 1054853

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED JUNE 30, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO           .

                        COMMISSION FILE NUMBER 000-23989

                             ---------------------

                                 PROVANT, INC.
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                             04-3395167
           (State or other jurisdiction of                   (I.R.S. Employer Identification Number)
           incorporation or organization)

               67 BATTERYMARCH STREET,                                        02110
                     SUITE 600,                                            (Zip code)
                BOSTON, MASSACHUSETTS
      (Address of principal executive offices)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 7, 2001, 21,804,740 shares of Common Stock were outstanding, of which 21,422,726 were beneficially owned by non-affiliates. The aggregate market value of shares held by non-affiliates was approximately $32,134,089 based on the last sale price of the Common Stock on such date as reported by the Nasdaq National Market.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Provant's definitive Proxy Statement for its Annual Meeting of Stockholders, which will be filed within 120 days of the end of Provant's fiscal year ended June 30, 2001, are incorporated by reference into Part III hereof as provided therein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     We are one of the largest providers of performance improvement services and training products that help business and government organizations improve their effectiveness and profitability by enhancing the capabilities of their people. We offer a vast array of performance skills training covering subjects from employee selection and retention to communication to diversity and inclusion. We also provide leadership consulting and project management services. With over 1,500 corporate and government clients, we offer blended solutions that combine instructor-led and Web-based training in order to strengthen the performance and productivity of both individual employees and organizations as a whole. The depth of our offerings and breadth of delivery methods allow our clients to provide training to their employees at virtually every level of their organization. As of June 30, 2001, our clients include 56% of the Fortune 250 companies.

     Provant was organized in May 1998 through the acquisition of seven companies providing performance improvement services and products. Subsequent to those initial acquisitions through September 2001, we acquired 16 additional businesses. We have acquired businesses that are recognized leaders in their respective fields and have developed a wide range of services and products, a substantial knowledge base created through years of research and development, and a well-established client base. Over the course of the last year, we have integrated these 23 acquired businesses into six business groups to better serve our clients and operate more efficiently and effectively.

BUSINESS GROUPS

     Our objective is to enhance our position as a leading provider of performance improvement services and products to Fortune 1000 companies and comparably-sized government entities. To help achieve this objective, we operate through six business groups, each of which is built upon industry-leading people and content created through years of research and development. In addition to providing their specialized service and product offerings to our clients, our six business groups work together to help our clients develop and implement an integrated human capital plan, or "people strategy." With our services and training as part of this plan, an organization can achieve measurable results as it improves its people and enterprise as a whole. Our six business groups are as follows:

     Performance Solutions. Our Performance Solutions group offers a wide range of services and products that are designed to provide or improve skills, change behavior and improve performance. Our experts work closely with our clients to custom-design performance skills products, training courses and course materials. Clients of this group include General Mills, Fidelity Investments, Procter & Gamble, AT&T Broadband/ Wireless, Deloitte & Touche, Pfizer, National Semiconductor, America Online, Hewlett-Packard, Home Depot, Qwest Communications and IBM. Our Performance Solutions group offers training in the following areas:

     - Selection and Retention: We help organizations lengthen employee tenure, broaden employee contribution and deepen employee commitment. In particular, we help our clients understand the skills required of their employees and implement more effective recruitment and retention programs with the goal of maximizing employee productivity. For example, Behavioral Interviewing(R) teaches managers to identify specific job skills required for a position and to effectively interview prospective candidates and evaluate their abilities.

     - Communications: We help improve employee communication skills in the areas of presentation, voicemail, email and writing. For example, Effective Communicating is a two-day workshop designed to make a client's key personnel more effective in public speaking, sales presentation and other types of oral communication.

     - Diversity and Inclusion: We provide consulting and training services to help our clients deal with issues presented by an increasingly diverse and global workforce. In particular, we offer services and products designed to help managers and employees understand diversity issues, such as race and gender. For example, Managing Inclusion is a multi-day session designed to help individual managers and organizations understand workplace diversity, build morale and employee satisfaction, and increase productivity through the establishment of effective team relationships.

     - Sales Performance: We help organizations increase sales productivity and effectiveness through sales consulting, sales process training, management training and automation services. Our Solution Selling(R) process is used by leading companies, particularly where complex products and services are involved.

     Vertical Markets. Our Vertical Markets group provides our clients with industry-focused service and product offerings to better satisfy our clients' specific performance improvement needs. By applying our industry-specific content and delivery methods, we customize performance improvement solutions for multiple clients in a cost-effective manner. For example, we have developed a standard point-of-sale simulator to assist companies in the retail industry, which can be rapidly customized to address the specific needs of our retail clients who use point-of-sale devices. Clients of this group include Verizon, Concert, Blockbuster, Kmart, Kroger, The New York Stock Exchange and Citibank. Our Vertical Markets group specializes in the following industry sectors:

     - Telecommunications: We create leader-led and technology-based performance improvement services and products for clients in the telecommunications industry.

     - Retail: We develop training services, consulting services and computer-based training applications for the retail industry. Several of our products, including Creating Loyal Customers, Customer Service at the Register and Professional Selling, are designed to improve customer service in the retail workplace by simulating important retail situations and environments through technology-based delivery formats.

     - Financial Services: We offer consulting and training services specializing in integrating management processes and information technology systems in the financial services industry.

     Government. Our Government group designs, develops and implements customized technology-based and paper-based training programs for government entities. We also provide human resources management services to these organizations, including outplacement services to assist in workforce restructuring. For example, our Government group helped the Defense Commissary Agency become a performance-based organization by streamlining management structures, increasing training effectiveness and conducting a customer satisfaction survey. Our Government group recently was awarded a multiyear contract by the U.S. Department of Treasury which could result in revenues of up to $170 million over five years. Other clients of the Government group include the U.S. Army and the U.S. Department of Energy.

     Leadership Consulting. Our Leadership Consulting group assists senior executives and their leadership teams in aligning the strategy, structure and culture of their organizations. We provide our clients with expertise and processes to create the organizational effectiveness needed to ensure that a client's mergers, acquisitions and other ventures are successful. This group also provides "needs assessment" services to help organizations determine where significant increases in overall performance can be accomplished through improvements in employee performance skills or in organizational culture. For example, we assisted a large mortgage bank in identifying critical areas for organizational change by administering an employee survey to more than 10,000 employees. Because of the extensive relationships between our experts in the Leadership Consulting group and senior executives at our clients, we can promote the entire Provant line of services and products. Key clients of the Leadership Consulting group include McDonalds, Toys R Us and Ford Motor Company.

     Project Management. Our Project Management group provides our clients with the services, training, tools and methodologies needed to successfully complete complex strategic projects. For example, this group assisted an airline in deploying multimedia equipment for the computer-based training of its customer service personnel. Our responsibilities included developing parameters for the project, designing and managing the construction of the training facilities, and coordinating procurement, delivery and set-up. In addition, we trained our client's personnel to be more effective project managers. Key clients of the Project Management group include Delta Airlines and Bell South.

     Technology and Development. Our Technology and Development group helps clients use Web-based technology to improve employee and organizational performance while reducing costs. Our Web-based training management systems provide clients with an automated approach to the enrollment, tracking and measurement of performance improvement activities. We can install these systems at the client's site or operate them from our facility. For example, we developed such a system for a manufacturing client which allows its 12,000 employees to access a course catalog, enroll in courses, take tests, review transcripts and read company news and other information. This system will deliver performance improvement content through the client's intranet. In addition, we provide custom e-learning solutions for our clients and have developed a library of e-learning product offerings with our strategic alliance partner, SmartForce. Key clients of the Technology and Development group include Ford, General Motors, Steelcase and Rockwell Collins.

DELIVERY METHODS

     We offer multiple delivery methods for our performance improvement services and products to address the particular needs, cost concerns and cultures of our clients. Our primary delivery methods are described below:

     Instructor-Led Training. We deliver our programs to client's employees primarily through the use of certified instructors who are either salaried employees or contract instructors. Most of our instructor-led training is delivered at our clients' facilities, although we also deliver certain programs at our own training facilities. In some cases, our programs are delivered in a seminar format to a small group of individuals from multiple clients, or through video conferencing. We typically provide written materials as a part of our instructor-led programs, and in some cases sell related supplemental materials. We also develop custom courseware that is delivered by instructors who are not affiliated with us. Our courses and programs generally range in length from a few hours to several days and include from one to hundreds of participants.

     Train-the-Trainer. For several of our services and products, we train and certify qualified employees of clients in an instructor-led program. The certified client employees then are licensed to use our methodologies and materials to train other employees of the client in instructor-led classes at client sites. We supply training materials for these classes and on-going training for the certified trainers. We receive fees for the employee-led classes on either a per-participant or per-site basis.

     Technology-based Formats. We increasingly are delivering our products in technology-based delivery formats, such as the Internet, and through other distance-based media. Because of the benefits of technology-based training, we are converting an increasing number of our products to technology-based formats.

     Books and Tapes. We also deliver some of our training through books,video and audio tapes. We offer over 500 titles of specialized books, tapes and other written materials.

MARKET OPPORTUNITIES

     We believe that we are well positioned to capitalize on the expanding market for outsourced corporate and government performance improvement services and training products. We believe that growth in the training and development market has been and will continue to be driven by:

     - the evolution to a technology-driven, knowledge-based economy;

     - the increasing recognition that employee training is a competitive investment rather than an optional expense;

     - a changing business environment which requires continuous employee training; and

     - the increased availability of technology-based delivery methods, such as the Internet, which make it possible to offer training to a wider audience on a more cost-effective and convenient basis.

     Organizations and government entities increasingly are using external providers to supplement and in some cases replace internal performance improvement efforts. We believe that organizations increasingly are using external suppliers for their training requirements so that they can focus on their core competencies, turn fixed training costs into variable costs, and obtain comprehensive training content and delivery capabilities that may not be available internally.

     The performance improvement industry is highly fragmented. Many companies in the industry provide a narrow range of services and products through limited delivery methods. We believe that these companies generally have made limited investments in content development, marketing and the technology necessary to develop or apply technology-based delivery alternatives. As corporations and government entities increasingly use external training providers, we believe they will seek providers that can supply a significant portion of their training and development needs. We see the following trends in the way organizations approach their training budgets:

     - Organizations are viewing training as an investment instead of a cost.

     - Organizations are focusing on measuring results of training expenditures.

     - Organizations are simplifying delivery of training by reducing the number of suppliers.

     - Organizations are implementing competency and learning management systems to outline the training path for their employees.

     - Organizations are accelerating their use of e-learning and outsourcing.

     We believe we are well positioned to capitalize on these dynamics because we provide:

     - Proven performance improvement solutions developed by industry "thought leaders" that deliver measurable results.

     - Blended solutions, including e-learning components, which can change behavior and maximize the value of training dollars.

     - A vast array of training services and content that can be integrated to deliver total solutions (one-stop shopping) to clients.

OUR INITIATIVES

     We pursue the following initiatives to help us capitalize on the opportunities presented by the growing market for performance improvement services and products:

     Expand Product Offerings. We continually design and develop new service and product offerings through our industry "thought leaders" to maintain a "best-of-class" offering as our clients' needs change. We frequently ask our clients to evaluate our service and product offerings to ensure that we can continue to effectively serve their needs. We recently launched QuickStart, a complete self-study retail sales solution offering, and Diversity: The Real Deal, an innovative e-learning offering from our Performance Solutions group. In November 2000, we announced the introduction of Manager's Mindset, a blended solution program targeted to a broad range of managers, which will help instill the fundamentals of effective management practices in first level managers, as well as in experienced managers, mentors and coaches who seek training in fundamental management skills. We believe our development of new service and product offerings will allow us to offer clients a complete line of products, providing them with a one-stop source for their training needs.

     Increase Technological Developments. We are continuing to add technology to our content, resulting in what is commonly called e-learning, to create blended solutions. In October 2000, we announced an alliance with SmartForce, a leading corporate e-learning solutions provider, to co-develop e-learning versions of our content and share equally the development costs. The new versions of our content are available for sale by both Provant and SmartForce sales representatives - 400 in all. By using SmartForce's technical infrastructure, we can accelerate the development of our e-learning offerings. We have already developed 20 offerings in Web-based formats and anticipate having over 50 offerings available over the next 12 months. Our initial plans are already in place for offerings that focus on many of today's most sought after areas of training, including leadership skills, assessment, employee retention, sales performance, diversity and inclusion, communications and project management. With this new e-learning initiative, we can provide customers stand-alone e-learning offerings or use the offerings as part of our blended solutions.

     Promote our Strong Market Position and Brands. We are one of the largest providers of performance improvement training services and content in the United States with an estimated one percent share of this market. In January 2000, we launched our Provant branding campaign to complement the already strong industry brands of our many businesses such as J. Howard and Associates, Senn-Delaney Leadership Consulting, MOHR Retail Learning Systems, Decker Communications and Star Mountain. Today, Provant is recognized as a leader in providing integrated performance improvement to our clients.

     Develop Innovative Sales Strategies. With over 200 sales personnel, consisting of sales representatives, consultants and strategic account managers, we are developing a world-class sales organization and culture. We continually implement new sales strategies to capitalize on our library of training solutions. For example, in April 2000, we began our lead referral program, which helps to motivate our sales force to market the entire Provant solution to clients by paying commissions to sales personnel for new business referrals to another Provant business group. Under the lead referral program, a sales representative from one business group is paid a two percent commission for referring new business to another business group. Since April 2000, there have been 245 leads generated by the referral program, and we have booked revenue of $5.7 million from this initiative. Additionally, we have a strategic account program, which assigns a strategic account manager to 20 large, high-potential clients to ensure that the entire Provant solution is made available to them, and we intend to further expand this program. Strategic account program clients include, among others, AT&T, Boeing, Chase Manhattan, FleetBoston, Ford, GM and Sears. We recently won an outsourcing contract with Weyerhaeuser through this program, which could result in revenues of up to $30 million over three years.

     Expand our Diverse and Strong Client Base. We intend to expand our diverse and strong client base. We have developed brand awareness and customer loyalty through our long-term relationships with Fortune 1000 companies and other large and medium-sized corporations, as well as government entities. We have developed a broad client base of over 1,500 corporate and government clients. Our clients are dispersed across a wide range of industries, which provides us with numerous cross-selling opportunities and helps to insulate us from a downturn in any specific industry. No single customer accounted for more than 5% of our total revenue in fiscal 1999, 2000 or 2001. Our sales to U.S. government entities accounted for approximately 12%, 15% and 17% of our total revenue in fiscal 1999, 2000 and 2001, respectively. Our clients include:

     - 56% of the Fortune 250 companies;

     - 8 of the top 10 Fortune 1000 financial institutions;

     - 6 of the top 10 Fortune 1000 insurance companies; and

     - 8 of the top 10 Fortune 1000 retail companies.

SALES AND MARKETING

     We market and sell our services and products through over 200 sales people in our six business groups. In addition, we have a sales force dedicated to our strategic accounts. We provide integrated solutions to clients, including clients that are outsourcing their entire training needs to us, such as Weyerhaeuser.

     We also market and sell our services and products through seminars, client referrals, direct marketing, our Web site and trade publications. Finally, in January 2000, we launched a corporate branding campaign to establish national brand identification for the Provant name, while leveraging the value of the established names of many of our businesses.

     Our sales of services and products to government entities require a different marketing and sales approach and strategy. We have a group of associates dedicated to our government marketing and sales who understand and have considerable experience in the sales process needed to support the U.S. federal government.

Typically, these sales occur through a competitive bidding process started by the government entity's issuance of a request for proposal for a contemplated project. We may submit a proposal on our own behalf or as a subcontractor to another company. Many services and products delivered to federal government agencies are provided through orders placed under a General Services Administration ("GSA") Supply Schedule contract or under Office of Personnel Management/Training Management Assistance ("OPM"). We benefit from our status as a preferred provider under certain funding mechanisms, including the GSA and OPM vehicles, which allows us to negotiate contracts without a request for proposal.

COMPETITION

     The performance improvement industry is highly fragmented and competitive. We believe the principal competitive factors in our industry are the strength of client relationships, quality of services and products, breadth of service and product offerings, quality and number of delivery methods, reputation and the ability to provide customized services and products.

     We compete with many privately held training companies, most of which provide a limited range of services and products. In addition to these small competitors, a number of larger companies are engaged in the business of providing performance improvement services and products, including AchieveGlobal (a subsidiary of IIR), Development Dimensions International, EPS Solutions, The Forum Corporation (a subsidiary of Pearson Plc) and several large publishers of professional reference materials who recently have entered the industry. We also occasionally compete with large professional service companies that generally offer training services in conjunction with strategic consulting and other client assignments of larger scope. In addition, many of our clients and potential clients have internal training departments.

     Our competitors for government contracts include consulting firms such as Booz-Allen & Hamilton, as well as contract suppliers of equipment to the government such as Raytheon Company and Lockheed Martin Corporation.

INTELLECTUAL PROPERTY

     We regard many of our performance improvement services and products as proprietary and rely primarily on a combination of statutory and common law copyright, trademark, service mark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights.

EMPLOYEES

     As of June 30, 2001, we employed 1,665 full-time and part-time employees. We believe that our relationship with our employees is good. In addition, we provide certain of our services and products through independent contractors, which as of June 30, 2001, numbered approximately 200.

ITEM 2.  PROPERTIES

     We lease our principal executive office located in Boston, Massachusetts, and maintain 34 additional leased office locations in 19 states, and one in the United Kingdom. The remaining terms of our leases are less than eight years. Our principal offices are located in: Alexandria, Virginia; Atlanta, Georgia; Boulder, Colorado; Charlotte, North Carolina; Columbia, Maryland; West Des Moines, Iowa; Lansing, Michigan; Brighton, Massachusetts; Long Beach, North Hollywood, and San Francisco, California; Memphis, Tennessee; Provo, Utah; and Ridgewood, New Jersey. We believe that our facilities are adequate to serve our current level of operations. If additional facilities are required, we believe that suitable additional or alternative space will be available as needed on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

     We are, from time to time, a party to litigation arising in the ordinary course of business. Management believes that no pending legal proceeding will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of Provant's fiscal year ended June 30, 2001.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     CURTIS M. UEHLEIN has been President, Chief Executive Officer and a director of Provant since March 2000. From November 1999 to March 2000, Mr. Uehlein served as President, Chief Operating Officer and a director of Provant. Prior to joining Provant, Mr. Uehlein spent more than 18 years at IBM, most recently as head of IBM Learning Services, Americas from 1998 to 1999. From 1995 to 1997, Mr. Uehlein served as IBM's Director of Multimedia and Interactive Solutions. From 1992 to 1994, Mr. Uehlein was Manager of Technology Solutions at IBM. Mr. Uehlein earned his Bachelor of Science degree in Business from Shippensburg University in 1981.

     NORMAN G. FORNELLA has been Executive Vice President, Chief Financial Officer and Treasurer of Provant since May 2001. Prior to joining Provant, Mr. Fornella was the Executive Vice President and Chief Financial Officer of Morse Diesel International, Inc., a wholly owned subsidiary of AMEC plc, a project management and consulting firm, from 1987 to 2000. Prior to his employment with Morse Diesel, Mr. Fornella spent ten years with Dravo Corporation, a multinational publicly traded company on the New York Stock Exchange, with his last five years as Vice President of Finance and Administration at Gibbs and Hill, Inc., a wholly owned subsidiary of Dravo. Mr. Fornella, a Certified Public Accountant, earned a Bachelor of Science in Accounting and Economics from Indiana University of Pennsylvania and received his Masters in Business Administration in Finance from Duquesne University.

     JOHN H. ZENGER has been Executive Vice President of Provant since November 2000, and a director of Provant since May 1998. From November 1999 to November 2000, Mr. Zenger was Vice Chairman of the Board of Provant. From May 1998 to November 1999, Mr. Zenger served as President of Provant. Prior to Provant's initial public offering, from May 1997 until May 1998, Mr. Zenger was a consultant to Provant. From April 1992 to November 1996, Mr. Zenger was employed in various capacities, including Vice President and Chairman, by the Times Mirror Training Group, one of the nation's largest training companies, consisting of Kaset, Learning International and Zenger Miller, the company that he founded in 1977. Mr. Zenger has taught at the University of Southern California School of Business and the Stanford Graduate School of Business. Mr. Zenger received his Doctorate degree in Business Administration from the University of Southern California, his Masters in Business Administration from the University of California, Los Angeles and his Bachelor of Science degree from Brigham Young University.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Provant's common stock is quoted on the Nasdaq National Market ("Nasdaq") under the symbol "POVT." The following table sets forth the high and low sale prices for the common stock for each quarter for the years ended June 30, 1999, 2000 and 2001, as reported by Nasdaq.

                  YEAR ENDED JUNE 30, 1999                     HIGH     LOW
                  ------------------------                    ------   ------
First Quarter...............................................  $19.00   $10.00
Second Quarter..............................................   24.25     9.50
Third Quarter...............................................   24.75    15.25
Fourth Quarter..............................................   19.13    12.13

                  YEAR ENDED JUNE 30, 2000                     HIGH     LOW
                  ------------------------                    ------   ------
First Quarter...............................................  $18.38   $12.50
Second Quarter..............................................   26.00    15.25
Third Quarter...............................................   25.25     5.88
Fourth Quarter..............................................    8.38     2.88

                  YEAR ENDED JUNE 30, 2001                     HIGH     LOW
                  ------------------------                    ------   ------
First Quarter...............................................  $ 8.63   $ 5.00
Second Quarter..............................................    7.50     3.31
Third Quarter...............................................    6.88     4.69
Fourth Quarter..............................................    5.94     1.80

     On September 7, 2001, the last sale price of Provant's common stock was $1.50 as reported by Nasdaq and there were 247 holders of record of common stock.

DIVIDEND POLICY

     Provant intends to retain all of its earnings to finance the expansion of its business and for general corporate purposes, and does not anticipate paying cash dividends on its common stock in the foreseeable future. Any future determination as to the payment of dividends on the common stock will be at the discretion of the Board of Directors and will depend upon, among other things, Provant's future earnings operating and financial condition and capital requirements, as well as general business conditions and any other factors the Board of Directors may consider. In addition, Provant's credit facility currently restricts our ability to pay dividends without the consent of the lenders.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents selected historical consolidated financial data for Provant for the five years ended June 30, 2001. For acquisitions accounted for under the purchase method of accounting, the operating results have been included from the date of acquisition. For the one acquisition accounted for under the pooling-of-interests method of accounting, the operating results for all periods presented include the results of Provant, Senn-Delaney Leadership Consulting Group, Inc. and Senn-Delaney Leadership Consulting U.K., Ltd. (together "Senn-Delaney Leadership").

                                PERIOD FROM
                               NOVEMBER 16,
                               1996 (DATE OF
                               INCEPTION) TO               FOR THE YEAR ENDED JUNE 30,
                                 JUNE 30,      ----------------------------------------------------
                                   1997           1998         1999          2000          2001
                               -------------   ----------   -----------   -----------   -----------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total revenue................   $   13,847     $   36,911   $   165,615   $   217,359   $   206,869
Cost of revenue..............        4,169         13,001        65,793        86,754        82,774
                                ----------     ----------   -----------   -----------   -----------
Gross profit.................        9,678         23,910        99,822       130,605       124,095
Selling, general and
  administrative expenses....        6,121         32,970        81,743       105,689       114,037
Reorganization charge........           --             --            --         8,287            --
Pooling costs................           --             --            --         1,215            --
Goodwill amortization........           --            245         2,622         5,383         6,003
                                ----------     ----------   -----------   -----------   -----------
Income (loss) from
  operations.................        3,557         (9,305)       15,457        10,031         4,055
Other income (expense).......           13            (21)          884            72           (34)
Interest expense, net........           31             42           131         2,408         4,911
                                ----------     ----------   -----------   -----------   -----------
Income (loss) before income
  taxes......................        3,539         (9,368)       16,210         7,695          (890)
Provision for income
  taxes(1)...................        1,530            271         8,832         5,922         2,045
                                ----------     ----------   -----------   -----------   -----------
Net income (loss)............   $    2,009     $   (9,639)  $     7,378   $     1,773   $    (2,935)
                                ==========     ==========   ===========   ===========   ===========
Earnings (loss) per common
  share:
  Basic......................   $     0.49     $    (1.48)  $      0.48   $      0.08   $     (0.14)
                                ==========     ==========   ===========   ===========   ===========
  Diluted....................   $     0.46     $    (1.48)  $      0.44   $      0.08   $     (0.14)
                                ==========     ==========   ===========   ===========   ===========
Weighted average common
  shares outstanding:
  Basic......................    4,118,806      6,518,455    15,376,145    20,897,579    21,397,672
  Diluted....................    4,323,908      6,518,455    16,656,475    21,793,771    21,397,672

                                                               AT JUNE 30,
                                            --------------------------------------------------
                                             1997      1998       1999       2000       2001
                                            -------   -------   --------   --------   --------
                                                          (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Working capital...........................  $ 6,621   $11,437   $  9,585   $ 10,173   $ 16,658
Total assets..............................   10,871    93,148    298,695    301,461    324,809
Long-term debt, net of current portion....       --       874      9,242     41,699     58,358
Stockholders' equity......................    6,298    66,207    201,584    205,038    211,967

---------------

(1) Through December 12, 1999, Senn-Delaney Leadership had elected to be treated as an S corporation and, accordingly, no income taxes have been provided on income of Senn-Delaney Leadership for periods ending on or prior to that date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements as a result of any number of factors, including those presented below under "Factors that May Affect Future Results". All references to years, unless otherwise noted, refer to our fiscal year, which ends on June
30. For example, a reference to 2001 means the 12-month period that ended on June 30, 2001. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

OVERVIEW

     We are one of the largest providers of performance improvement services and training products that help business and government organizations improve their effectiveness and profitability by enhancing the capabilities of their people. We offer a vast array of performance skills training covering subjects ranging from employee selection and retention to communication to diversity and inclusion. We also provide leadership consulting and project management services. With over 1,500 corporate and government clients, we offer blended solutions that combine instructor-led and Web-based training in order to strengthen the performance and productivity of both individual employees and organizations as a whole. The depth of our offerings and breadth of delivery methods allow our clients to provide training to their employees at virtually every level of their organization.

     Since May 1998, we expanded our business by acquiring other businesses in the performance improvement industry. Our results of operations for the three years ended June 30, 2001 reflect this growth strategy. We may pursue acquisition opportunities from time to time. However, we do not anticipate that the level of acquisition activity will be significant. Consequently, our results of operations for 2002 will be driven by the success of our sales force, instructors and consultants in creating and expanding client relationships and the acceptance of our new product offerings in the marketplace.

SEGMENTS

     Operating segments are defined as components of an enterprise for which separate financial information is regularly available and evaluated by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is the Chief Executive Officer.

     To leverage the assets of our people and our service offerings and to provide operational efficiency, in 2001 we integrated our 23 acquired businesses into six operating groups or segments. Our newly streamlined organization provides a strong operating platform to deliver our products and services. The segments are Performance Solutions, Vertical Markets, Government, Leadership Consulting, Project Management and Technology and Development. Each operating segment is managed separately and represents a strategic business unit that serves different markets or provides different services and products. Revenues of each operating group vary based on the results of the economic conditions in the particular industries that they serve or the demand for services and products that they provide. Generally, operating expenses for each operating group have similar characteristics and are subject to the same drivers, pressures and challenges.

REVENUES

     We derive substantially all of our revenues from contracts for our training and service offerings, license fees or sales of our products. Our five main types of revenue-generating services and products are: (i) instructor-led and train-the-trainer seminars; (ii) licensing our intellectual property; (iii) customized services and products; (iv) consulting and training management services; and (v) standardized products. We recognize revenue from instructor-led training and train-the-trainer seminars when the training is delivered. We recognize revenue from site and user license fees when delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Amounts received in advance of delivery are reported as deferred revenue and recognized as revenue upon meeting these criteria.

     We generally recognize revenue from sales of customized services and products under long-term contracts in one of three ways. First, revenue on fixed-price contracts is recognized using the percentage-of-completion method based on costs incurred in relation to total estimated costs. Second, revenue on time-and-materials contracts is recognized as the services are provided. Third, revenue on cost-plus-fee contracts is recognized based on reimbursable costs incurred plus estimated fees earned thereon. Deferred revenue is recognized for payments received prior to services being performed. We recognize revenue from fees for our consulting services on a time-and-materials basis. We recognize maintenance fees on training management services ratably over the life of the contract. We recognize revenue for standardized products, such as books or videotapes, when the products are delivered.

COST OF REVENUE

     Cost of revenue primarily consists of (i) salaries and benefits for our instructors, consultants and course designers and costs of independent contractors; and (ii) the cost of developing, designing and producing training courses and materials, including costs of materials and amortization of deferred product development costs. As a result, our gross margins are affected by the number of instructors, consultants and course designers employed and their utilization rate during any given period.

RESULTS OF OPERATIONS

     The following historical consolidated financial information represents the operations of Provant and its subsidiaries. For acquisitions accounted for under the purchase method of accounting, the operating results have been included from the date of acquisition. For the Senn-Delaney Leadership acquisition accounted for under the pooling-of-interests method of accounting, the operating results of Senn-Delaney Leadership are included for all periods presented.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED JUNE 30, 2001

     This historical consolidated information has been derived from our audited financial statements included elsewhere herein.

                                                          YEAR ENDED JUNE 30,
                                               1999               2000               2001
                                         ----------------   ----------------   ----------------
                                                         (DOLLARS IN THOUSANDS)
Total revenue..........................  $165,615   100.0%  $217,359   100.0%  $206,869   100.0%
Cost of revenue........................    65,793    39.7     86,754    39.9     82,774    40.0%
                                         --------   -----   --------   -----   --------   -----
Gross profit...........................    99,822    60.3    130,605    60.1    124,095    60.0
Selling, general and administrative
  expenses.............................    81,743    49.4    105,689    48.6    114,037    55.1
Reorganization charge..................        --      --      8,287     3.8         --      --
Pooling costs..........................        --      --      1,215     0.6         --      --
Goodwill amortization..................     2,622     1.6      5,383     2.5      6,003     2.9
                                         --------   -----   --------   -----   --------   -----
Income from operations.................    15,457     9.3     10,031     4.6      4,055     2.0
                                         --------   -----   --------   -----   --------   -----
Other income (expense).................       884     0.5         72      --        (34)     --
Interest expense, net..................       131     0.1      2,408     1.1      4,911     2.4
Provision for income taxes.............     8,832     5.3      5,922     2.7      2,045     1.0
                                         --------   -----   --------   -----   --------   -----
Net income (loss)......................  $  7,378     4.5%  $  1,773     0.8%  $ (2,935)   (1.4)%
                                         ========   =====   ========   =====   ========   =====

         YEAR ENDED JUNE 30, 2001 COMPARED TO YEAR ENDED JUNE 30, 2000

REVENUE

                                                                    YEAR ENDED JUNE 30,
                                                              -------------------------------
                                                                                      PERCENT
                                                                2000        2001      CHANGE
                                                              --------    --------    -------
                                                                  (DOLLARS IN THOUSANDS)
Performance Solutions.......................................  $ 54,391    $ 56,741       4.3%
Government..................................................    41,765      41,383      (0.9)
Leadership Consulting.......................................    38,674      31,860     (17.6)
Project Management..........................................    28,858      28,671      (0.6)
Vertical Markets............................................    29,663      27,901      (5.9)
Technology and Development..................................    24,008      20,313     (15.4)
                                                              --------    --------     -----
Total Revenue...............................................  $217,359    $206,869      (4.8)%
                                                              ========    ========     =====

     Revenues for 2001 were $206.9 million, a decrease of $10.5 million, or 4.8%, over 2000. Our revenue decrease resulted primarily from the difficult economic conditions that many of our clients' industries are experiencing, which led many of our clients to decrease spending on workplace improvement solutions, and our ongoing operational transformation.

     This decrease in revenue was concentrated in our Leadership Consulting, Technology and Development, and Vertical Markets groups. The Leadership Consulting group's revenues in 2001 decreased by $6.8 million, or 17.6%, primarily due to contract implementation delays.

     The Technology and Development group's revenues decreased by $3.7 million, or 15.4%, in 2001, primarily as a result of the elimination of certain services and products as part of our fiscal 2000 reorganization program and our decision in 2001 to outsource the distribution portion of our media business to a third party in exchange for royalties on products sold. These revenue decreases were partially offset by continued strong sales of our custom e-learning and Learning Management Systems products.

     The Vertical Markets group's revenues decreased by $1.8 million, or 5.9%, in 2001, reflecting the elimination of certain telecommunication services and products in connection with our fiscal 2000 reorganization program and softness in our retail consulting services. These revenue decreases were partially offset by our acquisition in 2001 of a business dedicated to training in the financial services industry.

GROSS PROFIT

                                                              YEAR ENDED JUNE 30,
                                              ---------------------------------------------------
                                                          GROSS                 GROSS     PERCENT
                                                2000      MARGIN      2001      MARGIN    CHANGE
                                              --------    ------    --------    ------    -------
                                                            (DOLLARS IN THOUSANDS)
Performance Solutions.......................  $ 42,300     77.8%    $ 43,643     76.9%       3.2%
Government..................................    16,071     38.5       15,516     37.5       (3.5)
Leadership Consulting.......................    26,935     69.6       22,018     69.1      (18.3)
Project Management..........................    15,252     52.9       13,537     47.2      (11.2)
Vertical Markets............................    15,027     50.7       15,079     54.0        0.3
Technology and Development..................    15,020     62.6       14,302     70.4       (4.8)
                                              --------     ----     --------    -----      -----
Total Gross Profit..........................  $130,605     60.1%    $124,095     60.0%      (5.0)%
                                              ========     ====     ========    =====      =====

     Overall our gross profit in 2001 was $124.1 million, a decrease of $6.5 million, or 5.0%, from the $130.6 million reported in 2000. The reduction in gross profit resulted from the revenue reduction associated with the difficult economic conditions that many of our clients' industries are experiencing and our ongoing operational transformation. Gross margin held steady at approximately 60.0% for both periods.

     The decrease in overall gross profit was caused primarily by our Leadership Consulting and Project Management groups. The Leadership Consulting group's gross profit decreased by $4.9 million, or 18.3%, in 2001, and gross margin decreased to 69.1%, from 69.6% in 2000. The reduction in both gross profit and gross margin is due principally to contract implementation delays. This segment of our business uses primarily full-time service providers.

     The Project Management group's gross profit decreased by $1.7 million, or 11.2%, in 2001, and gross margin decreased to 47.2%, from 52.9% in 2000. The decline in gross profit and gross margin was a result of lower revenues due to weakness in the telecommunication and technology segments of the national economy. These two industry segments have been large users of our project management services.

     The Leadership Consulting and Project Management groups are the two segments of our business that use primarily full-time service providers. Changes in demand for the services of these groups can result in fluctuations in our gross margins if we do not promptly adjust staffing levels. We had increased our staffing levels in the Project Management business in 2001 in anticipation of continued strong demand for these services. However, weakness in the telecommunication and technology sectors of the national economy caused decreased demand for our project management services and, correspondingly, some overcapacity in our staffing for project management services. We reduced this overcapacity by lowering staffing levels in the first quarter of 2002.

     The Vertical Markets group's gross margin increased by $0.1 million, or 0.3%, in 2001 and the group's gross margin increased to 54.0% from the 50.7% reported in 2000. The Technology and Development group's 2001 gross margin increased to 70.4% from 62.6% in 2000. The increase in gross margin in these two groups reflects the elimination of certain lower margin telecommunication and technology services and products as part of our fiscal 2000 reorganization program and our decision in 2001 to outsource the distribution portion of our media business to a third party in exchange for royalties on product sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                             YEAR ENDED JUNE 30,
                                         -----------------------------------------------------------
                                                     PERCENT OF                PERCENT OF
                                                      SEGMENT                   SEGMENT      PERCENT
                                           2000       REVENUE        2001       REVENUE      CHANGE
                                         --------    ----------    --------    ----------    -------
                                                           (DOLLARS IN THOUSANDS)
Performance Solutions..................  $ 25,116       46.2%      $ 30,995       54.6%        23.4%
Government.............................    14,653       35.1         13,145       31.8        (10.3)
Leadership Consulting..................    22,358       57.8         17,606       55.3        (21.3)
Project Management.....................     9,735       33.7         14,273       49.8         46.6
Vertical Markets.......................    10,522       35.5         13,554       48.6         28.8
Technology and Development.............    14,372       59.9         12,042       59.3        (16.2)
Corporate Office.......................     8,933        N/A         12,422        N/A         39.1
                                         --------      -----       --------      -----        -----
Total..................................  $105,689       48.6%      $114,037       55.1%         7.9%
                                         ========      =====       ========      =====        =====

     Total selling, general and administrative ("SG&A") expenses increased by $8.3 million, or 7.9%, to $114.0 million in 2001, from $105.7 million in 2000. SG&A as a percentage of revenue increased from 48.6% in 2000 to 55.1% in 2001.

     The increase in SG&A expenses and its increase as a percentage of revenue was primarily due to an increase of $3.0 million in charges relating to notes and accounts receivable deemed uncollectible, $1.4 million in severance for certain executives, our continuing investment in the Strategic Account Management program and our ongoing investments to integrate our businesses. The increased charges primarily impacted the Performance Solutions and Project Management groups and our corporate office and were recorded in the fourth quarter of 2001.

     The Performance Solutions group's SG&A expenses increased by $5.9 million, or 23.4%, to $31.0 million in 2001, primarily due to a $1.4 million charge recorded in the fourth quarter for accounts receivable deemed uncollectible and resulting from higher commissions due to stronger demand for our diversity training solutions.

     The Government group's SG&A expenses decreased by $1.5 million, or 10.3%, in 2001. As a percentage of revenue, the Government group's SG&A expenses declined from 35.1% to 31.8% in 2001. The decrease in these expenses was primarily due to the elimination of certain executive and administrative positions and redundant facilities in connection with our fiscal 2000 reorganization program.

     The Leadership Consulting group's SG&A expenses decreased by $4.7 million, or 21.3%, and as a percentage of revenue decreased from 57.8% in 2000 to 55.3% in 2001. Included in the Leadership Consulting group's SG&A expenses is $3.3 million of Senn-Delaney Leadership's compensation differential for 2000. The compensation differential represents adjustments to salary, bonus and benefits historically paid to certain employee owners of Senn-Delaney Leadership in excess of compensation levels to which they have contractually agreed prospectively. Excluding this compensation differential, SG&A expenses for the Leadership group as a percentage of revenue would have been 49.3% in 2000 and 55.3% for 2001.

     The Project Management group's SG&A expenses increased by $4.5 million, or 46.6%, in 2001, primarily due to necessary post-acquisition investments and $1.5 million of charges recorded in 2001 for accounts receivable deemed uncollectible.

     The Vertical Markets group's SG&A expenses increased by $3.0 million, or 28.8%, in 2001, primarily due to an acquisition in 2001. SG&A expenses for the Vertical Markets group as a percentage of revenue were 35.5% in 2000 and 48.6% in 2001.

     The Technology and Development group's SG&A expenses decreased by $2.3 million, or 16.2%, in 2001. The decrease in SG&A expenses was primarily the result of the elimination of certain executive and administrative positions and redundant facilities in connection with our fiscal 2000 reorganization program.

     The corporate office's SG&A expenses increased by $3.5 million, or 39.1%, to $12.4 million in 2001, primarily due to a $1.0 million charge recorded in 2001 related to notes receivable deemed uncollectible, additional investment banking fees and legal costs associated with our strategic alternatives analysis that is now completed and increased corporate headcount due to our integration efforts.

REORGANIZATION CHARGE

     In 2000, we recorded charges related to our reorganization program of $11.7 million. Of this $11.7 million, approximately $1.4 million was recorded as cost of revenue, $2.0 million was recorded as SG&A expense and $8.3 million was recorded as a reorganization charge. The reorganization charge relating to our various business segments was as follows: corporate office, $2.4 million; Government, $1.5 million; Vertical Markets, $1.5 million; Technology and Development, $1.3 million; Performance Solutions, $1.2 million; and Leadership Consulting, $0.4 million. The reorganization program included the elimination of certain executive positions, a reduction in service delivery and administrative employees, the combination of certain redundant operating facilities, abandonment of certain property, equipment and leasehold improvements, and the elimination of certain services and products.

POOLING COSTS

     In 2000, we recorded pooling costs of $1.2 million, which consisted of accounting, legal and investment banker fees and due diligence expenses incurred in connection with our acquisition of Senn-Delaney Leadership Consulting Group, Inc. and Senn-Delaney Leadership Consulting, U.K. Ltd in December 1999.

GOODWILL AMORTIZATION.

     Goodwill amortization increased by $0.6 million, or 11.5%, to $6.0 million in 2001, from $5.4 million in 2000, due to additional goodwill recorded in connection with the two acquisitions which we completed during each of 2000 and 2001 and contingent consideration payments recorded during 2000.

INCOME FROM OPERATIONS.

     Income from operations was $4.1 million in 2001, compared to $10.0 million in 2000, a decrease of 59.6%.

INTEREST EXPENSE NET.

     Interest expense, net increased by $2.5 million to $4.9 million in 2001 from $2.4 million in 2000, due to increased average borrowings under the line of credit as a result of cash and notes paid for acquisitions completed during 2000 and 2001 and contingent consideration paid during 2001.

INCOME TAXES.

     Provision for income taxes decreased from $5.9 million in 2000 to $2.0 million in 2001, due to a decrease in pre-tax income in 2001. The effective tax rate is higher than the statutory tax rate primarily due to the nondeductibility of our goodwill amortization for tax purposes.

         YEAR ENDED JUNE 30, 2000 COMPARED TO YEAR ENDED JUNE 30, 1999

REVENUE

                                                                     YEAR ENDED JUNE 30,
                                                               -------------------------------
                                                                                       PERCENT
                                                                 1999        2000      CHANGE
                                                               --------    --------    -------
                                                                   (DOLLARS IN THOUSANDS)
Performance Solutions.......................................   $ 36,960    $ 54,391      47.2%
Government..................................................     46,125      41,765      (9.5)
Leadership Consulting.......................................     27,910      38,674      38.6
Project Management..........................................      7,210      28,858     300.2
Vertical Markets............................................     25,210      29,663      17.7
Technology and Development..................................     22,200      24,008       8.1
                                                               --------    --------     -----
Total Revenue...............................................   $165,615    $217,359      31.2%
                                                               ========    ========     =====

     Our total revenue for 2000 increased by $51.7 million, or 31.2%, to $217.4 million, from $165.6 million in 1999. This increase in revenues was primarily the result of the acquisitions we consummated in 1999.

     The Performance Solutions group's revenues in 2000 increased by $17.4 million, or 47.2%, primarily due to the acquisition in June 1999 of our sales training business and stronger demand for our diversity training services and products in 2000.

     The Government group's revenues in 2000 decreased by $4.4 million, or 9.5%, from 1999, due primarily to the completion in 2000 of two large training contracts in the railroad industry. The decrease in revenue was partially offset by our growing emphasis on providing temporary staffing services for certain government functions.

     The Leadership Consulting group's revenues increased by $10.8 million, or 38.6%, in 2000, primarily due to strong demand for our leadership and cultural alignment offerings at a large client in the food service industry and the acquisition in 1999 of one business.

     The Project Management group's revenues increased by $21.6 million in 2000 due to the acquisition in late 1999 of the businesses that are now in this operating group.

     The Vertical Markets group's revenues increased by $4.5 million, or 17.7%, in 2000, primarily due to the acquisition in 1999 of the businesses that serve the telecommunications industry.

GROSS PROFIT

                                                             YEAR ENDED JUNE 30,
                                              --------------------------------------------------
                                                         GROSS                 GROSS     PERCENT
                                               1999      MARGIN      2000      MARGIN    CHANGE
                                              -------    ------    --------    ------    -------
                                                            (DOLLARS IN THOUSANDS)
Performance Solutions.......................  $26,529     71.8%    $ 42,300     77.8%      59.5%
Government..................................   21,467     46.5       16,071     38.5      (25.1)
Leadership Consulting.......................   19,452     69.7       26,935     69.6       38.5
Project Management..........................    4,706     65.3       15,252     52.9      224.1
Vertical Markets............................   12,715     50.4       15,027     50.7       18.2
Technology and Development..................   14,953     67.4       15,020     62.6        0.5
                                              -------     ----     --------     ----      -----
Total Gross Profit..........................  $99,822     60.3%    $130,605     60.1%      30.8%
                                              =======     ====     ========     ====      =====

     Overall, our gross profit increased by $30.8 million, or 30.8%, to $130.6 million in 2000, from $99.8 million in 1999. Our gross margin decreased slightly to 60.1% from 60.3% in 1999. Excluding the $1.4 million of cost of revenue related to our reorganization program, gross margin increased from 60.3% in 1999 to 60.7% in 2000.

     The Performance Solutions group's gross profit increased by $15.8 million, or 59.5%, to $42.3 million in 2000, primarily due to the acquisition in June 1999 of our sales training business.

     The Government group's gross profit decreased by $5.4 million, or 25.1%, in 2000, and its gross margin decreased from 46.5% to 38.5%, primarily due to the completion in 2000 of two large training contracts in the railroad industry that carried a higher margin than our core government business. The decrease in gross profit and gross margin was partially offset by our growing emphasis on providing temporary staffing services for certain government functions.

     The Leadership Consulting group's gross profit increased by $7.5 million, or 38.5%, in 2000, while the gross margin for this group decreased slightly to 69.6%. The increase in gross profit was primarily due to strong demand for our leadership and cultural alignment offerings at a large client in the food service industry and the acquisition of one business in 1999.

     The Project Management group's gross profit increased by $10.5 million in 2000, primarily due to the acquisition in late 1999 of the two businesses that are now in this operating group.

     The Vertical Markets group's gross profit increased by $2.3 million, or 18.2%, in 2000, primarily due to the acquisition in 1999 of two businesses that serve the telecommunications industry and strong demand for our retail consulting services. These gross profit increases were partially offset by softer demand for our computer-based product offerings in the retail sector.

     The Technology and Development group's gross profit increased by $0.1 million, or 0.5%, in 2000, primarily as a result of strong client demand for our custom e-learning and Learning Management Systems products. The increase was partially offset by the elimination of certain services and products as part of our fiscal 2000 reorganization program.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                             YEAR ENDED JUNE 30,
                                          ----------------------------------------------------------
                                                     PERCENT OF                PERCENT OF
                                                      SEGMENT                   SEGMENT      PERCENT
                                           1999       REVENUE        2000       REVENUE      CHANGE
                                          -------    ----------    --------    ----------    -------
                                                            (DOLLARS IN THOUSANDS)
Performance Solutions...................  $20,040       54.2%      $ 25,116       46.2%        25.3%
Government..............................   12,343       26.8         14,653       35.1         18.7
Leadership Consulting...................   22,102       79.2         22,358       57.8          1.2
Project Management......................    1,160       16.1          9,735       33.7        739.2
Vertical Markets........................    8,407       33.3         10,522       35.5         25.2
Technology and Development..............   11,962       53.9         14,372       59.9         20.1
Corporate Office........................    5,729        N/A          8,933        N/A         55.9
                                          -------       ----       --------       ----        -----
Total...................................  $81,743       49.4%      $105,689       48.6%        29.3%
                                          =======       ====       ========       ====        =====

     Total SG&A expenses increased by $24.0 million, or 29.3%, to $105.7 million in 2000, from $81.7 million in 1999. SG&A expenses as a percentage of revenue decreased to 48.6% in 2000 from the 49.4% reported in 1999.

     The Performance Solutions group's SG&A expenses increased by $5.1 million, or 25.3%, to $25.1 million in 2000, primarily due to the acquisition in June 1999 of our sales training business, combined with higher sales commissions and other selling expenses due to stronger demand for our diversity training solutions.

     The Government group's SG&A expenses increased by $2.3 million, or 18.7%, in 2000, and as a percentage of revenue increased from 26.8% in 1999 to 35.1% in 2000, primarily due to the acquisition in January 1999 of a multimedia training company.

     The Leadership Consulting group's SG&A expenses increased by $0.3 million, or 1.2%, in 2000, and as a percentage of revenue decreased from 79.2% in 1999 to 57.8% in 2000. Included in these expenses is $7.9 million and $3.3 million of Senn-Delaney Leadership compensation differential for 1999 and 2000, respectively. The compensation differential represents the amount of salary, bonus and benefits historically paid to certain employee owners of Senn-Delaney Leadership in excess of compensation levels to which they have contractually agreed prospectively. Excluding the compensation differential, SG&A expenses for the Leadership group would have been $14.2 million and $19.0 million for 1999 and 2000, respectively.

     The Project Management group's SG&A expenses increased by $8.6 million in 2000, primarily due to the acquisition in late 1999 of the two businesses that comprise this operating group. SG&A expenses for the Project Management group as a percentage of revenue increased from 16.1% in 1999 to 33.7% in 2000, primarily due to the necessary post-acquisition investments in one of those acquired businesses.

     The Vertical Markets group's SG&A expenses increased by $2.1 million, or 25.2%, in 2000, primarily due to the acquisition in 1999 of two businesses that serve the telecommunications industry. SG&A expenses for the Vertical Markets group as a percentage of revenue were 33.3% in 1999 and 35.5% in 2000.

     The Technology and Development group's SG&A expenses increased by $2.4 million, or 20.1%, in 2000 and as a percentage of revenue was 53.9% in 1999 and 59.9% in 2000. The increase in SG&A expenses in dollars and as a percentage of revenue primarily resulted from higher general operating expenses for certain businesses in this group. These higher operating expenses were reduced through the elimination of certain executive and administrative positions and redundant facilities in connection with our fiscal 2000 reorganization program.

     The corporate office's SG&A expenses increased by $3.2 million, or 55.9%, to $8.9 million in 2000, primarily due to the initial investments in our strategic account management program, investments in our centralized communication network, and the growth of our operations and human resources functions.

REORGANIZATION CHARGE

     In 2000, we recorded charges related to our reorganization program of $11.7 million. Of this amount, approximately $1.4 million was recorded as cost of revenue, $2.0 million was recorded as SG&A expenses and $8.3 million was recorded as a reorganization charge. The reorganization charge related to our various segments was as follows: Corporate office, $2.4 million; Government, $1.5 million; Vertical Markets, $1.5 million; Technology and Development, $1.3 million; Performance Solutions, $1.2 million; and Leadership Consulting, $0.4 million. The reorganization program included the elimination of certain executive positions, a reduction in service delivery and administrative employees, the combination of certain redundant operating facilities, abandonment of certain property, equipment and leasehold improvements, and the elimination of certain services and products.

POOLING COSTS

     In 2000, we recorded pooling costs of $1.2 million, which consisted of accounting, legal and investment banker fees and due diligence expenses incurred in connection with our acquisition of Senn-Delaney Leadership Consulting Group, Inc. and Senn-Delaney Leadership Consulting, U.K. Ltd in December 1999.

GOODWILL AMORTIZATION

     Goodwill amortization increased by $2.8 million to $5.4 million in 2000 from $2.6 million in 1999, due to additional goodwill recorded in connection with acquisitions completed during 1999 and 2000 and contingent consideration payments recorded during 1999.

INCOME FROM OPERATIONS

     Income from operations was $10.0 million in 2000 representing a decrease of $5.4 million, or 35.1%, from 1999.

OTHER INCOME (EXPENSE)

     Other income for 1999 consisted primarily of a non-recurring gain of $1.0 million from the settlement of litigation by Senn-Delaney Leadership.

INTEREST EXPENSE, NET

     Interest expense, net increased by $2.3 million to $2.4 million in 2000 from the $0.1 million reported in 1999. This increase in interest expense is primarily due to increased borrowings under the line of credit as a result of cash paid for acquisitions completed during 1999 and contingent consideration paid during 1999 and 2000. The increased borrowings under the line of credit were partially offset by $54.4 million in proceeds from our secondary common stock offering in February of 1999.

INCOME TAXES

     Provision for income taxes decreased by $2.9 million to $5.9 million in 2000, compared to $8.8 million in 1999, due to decreased pre-tax income in 2000. The effective tax rate is higher than the statutory tax rate primarily due to the nondeductibility of our goodwill amortization for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     We generated net cash from operating activities of approximately $6.4 million, $0.7 million and $2.6 million in 1999, 2000 and 2001, respectively. Net cash used in investing activities was $55.8 million in 1999, primarily for acquisitions of businesses and purchases of property and equipment, $43.5 million in 2000, primarily for payment of contingent consideration, acquisitions of businesses and purchases of property and equipment, and $14.8 million in 2001, primarily for product development expenditures, purchases of property and equipment, acquisitions of businesses and the payment of contingent consideration.

     In February 1999, we completed a public offering of 3,022,750 shares of common stock, from which we received net proceeds of approximately $54.4 million. Of this amount, $22.4 million was used to repay outstanding indebtedness under our credit facility, $24.5 million was used for acquisitions, $6.3 million was used to repay indebtedness of an acquired company and $1.2 million was used for our working capital needs.

     As of June 30, 2001, we had cash of approximately $0.8 million and outstanding indebtedness under a credit facility of $54.0 million. During 2001 we renegotiated our revolving credit facility and currently have a line of $65.0 million, guaranteed by all of Provant's subsidiaries and secured by a pledge of all of the assets of Provant and each of its subsidiaries. We can use the credit facility for working capital and general corporate purposes, with certain limitations. Loans made under the credit facility bear interest at a rate, at our option, based upon either a Eurodollar rate or the agent's prime rate. In addition, a commitment fee is payable on the unused portion of the revolving line of credit at a rate of 0.5% per annum. The credit facility will terminate on July 31, 2002, and all amounts outstanding thereunder, if any, will be due at such time. The credit facility (i) generally prohibits us from paying dividends and other distributions, (ii) generally does not permit us to incur or assume other indebtedness, (iii) requires us to comply with certain financial covenants and (iv) requires us to obtain approval to draw on the facility to pay contingent consideration. As of September 7, 2001, $52.3 million was outstanding under the credit facility.

     We are currently obligated to pay up to an aggregate of $13.0 million as contingent consideration pursuant to the June 1999 acquisition agreements, which provide for our acquisition of Sales Performance International, Inc. and the Solution Selling business. The contingent consideration is payable 40% in cash and 60% in stock, with the value of the stock being the average of the last sale prices of our common stock for the 10 consecutive trading days following the date on which we file our Annual Report on Form 10-K for the year ended June 30, 2001 with the Securities and Exchange Commission. Based upon the price of our common stock as of September 7, 2001, this would result in the issuance of up to
5.2 million shares of common stock. The cash portion of the contingent consideration would be paid from working capital and other sources in the second quarter of 2002.

     We are currently obligated to pay up to $6.0 million as contingent consideration pursuant to the November 1998 acquisition agreement, which relates to our acquisition of Strategic Interactive, Inc. The contingent consideration is payable 40% in cash and 60% in stock, with the value of the stock being the average of the last sale prices of our common stock for the 10 consecutive trading days following the date on which we file our Quarterly Report on Form 10-Q with the Securities and Exchange Commission for the quarter ended December 31, 2001. Based upon the price of our common stock as of September 7, 2001, this would result in the issuance of up to 2.4 million shares of common stock.

     We have retained an investment banking firm to raise additional financing, primarily through the issuance of debt securities (which may be accompanied by warrants). Among the purposes of the financing will be the payment of our existing bank debt and the discharge of other obligations we incurred in connection with past acquisitions, including the payment of contingent consideration. If the contemplated financing is successful, of which there can be no assurances, we anticipate that the proceeds of the financing, our cash flow from operations and a new working capital line of credit that we anticipate entering into will provide cash sufficient to satisfy our working capital needs, debt service requirements, any acquisitions and planned capital expenditures for the next 12 months.

     We have two effective shelf registration statements on Form S-4. Each registration statement relates to the issuance of up to 3,000,000 shares of common stock in connection with acquisitions. Of those shares, 3,942,430 shares have been issued through September 7, 2001, and a currently indeterminable number of shares may become issuable as contingent consideration under these two registration statements with respect to acquisitions completed before such date.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives as to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     We are required to adopt the provisions of SFAS 141 immediately. We have chosen early adoption of SFAS 142 as of July 1, 2001. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature.

     SFAS 141 will require, upon adoption of SFAS 142, that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, we will be required to reassess the useful lives and residual lives of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, SFAS 142 will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this we must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of earnings.

     As of the date of adoption, we had unamortized goodwill in the amount of $242.8 million and had no unamortized identifiable intangible assets which will be subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill was $5.4 million and $6.0 million for the years ended June 30, 2000 and 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adopting these statements on our financial statements at the date of this report. However, we believe that the adoption of a fair value standard to value goodwill will likely result in a significant income statement charge as compared with the historical basis of valuing goodwill which we are currently required to use. Such a charge would be recognized as the cumulative effect of a change in accounting principle.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Annual Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results of operations and future financial conditions may differ materially from those expressed in any such forward-looking statements as a result of many factors that may be beyond our control. Factors that might cause such differences include, but are not limited to, those discussed below.

WE RECENTLY REORGANIZED OUR 23 ACQUISITIONS INTO SIX OPERATING GROUPS, AND WE MAY NOT BE ABLE TO MANAGE THEM EFFECTIVELY.

     We have a limited history of managing the combined operations of our businesses. In the last year, our 23 businesses were reorganized into six operating groups. Until recently, each of our businesses offered different services and products, used different technologies, targeted different clients and had different corporate cultures. These previous differences increase the risk that our integration of these businesses into six operating groups may not succeed. If we fail to integrate successfully the operations of our businesses, our revenues, financial condition and results of operations could be adversely affected.

IF WE ARE UNABLE TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES WE WILL NOT BE ABLE TO COMPETE EFFECTIVELY AND WILL NOT BE ABLE TO GROW OUR BUSINESS.

     Our success and ability to grow our business are dependent, in part, on our ability to hire and retain talented people. We must continue to attract and retain instructors and consultants who possess the skills and experience demanded by our clients. In addition, to initiate, develop and maintain client relationships, we must retain our senior managers and salespeople. If we fail to attract and retain senior managers, qualified instructors, consultants and salespeople, our revenues and profitability could be negatively affected.

WE MAY NOT BE SUCCESSFUL IN CONVERTING OUR SERVICES AND CONTENT TO TECHNOLOGY-BASED DELIVERY METHODS.

     Historically, we have used instructors, written materials or video to deliver performance improvement services and products. We plan to rely increasingly on technology-based delivery methods such as the Internet and other distance-based media, and to convert to these formats a number of our services and products that previously have been delivered through traditional formats. We may be unable to recoup the costs associated with converting content to different formats or developing new delivery formats for our services and products. In addition, we run the risk that some clients may resist these new formats, especially if they do not yield comparable performance improvement results. Any of these risks, if realized, could adversely affect our operating results.

OUR BUSINESS WILL BE ADVERSELY AFFECTED IF WE ARE UNABLE TO ANTICIPATE AND KEEP PACE WITH RAPID CHANGES IN TECHNOLOGY OR IF GROWTH IN THE USE OF TECHNOLOGY IN BUSINESS IS NOT AS RAPID AS IN THE PAST.

     Our success will depend, in part, on our ability to develop and implement technology-based methods to deliver our content and services that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis, and our ideas may not be successful in the marketplace. Also, products and technologies developed by our competitors may make our service or product offerings uncompetitive or obsolete. Any one of these circumstances could have a material adverse effect on our ability to obtain and successfully complete important client engagements.

A SIGNIFICANT OR PROLONGED ECONOMIC DOWNTURN COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

     Our results of operations are affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. A decline in the level of business activity of our clients could have a material adverse effect on our revenues and profit margin. We are now seeing some evidence of an economic slowdown in some markets, including a reduction in capital expenditures and technology and associated discretionary spending by our clients. This has caused a reduction in our growth rate. Total revenue for the year ended June 30, 2001 decreased $10.5 million, or 4.8%, to $206.9 million, as compared to total revenue of $217.4 million for the year ended June 30, 2000, primarily as a result of the difficult economic conditions that many of our clients' industries are experiencing. While we have implemented and will continue to implement cost-saving initiatives to manage our expenses as a percentage of revenue, we may not be able to effectively reduce the rate of growth in our costs on a timely basis or control our costs to maintain our margins.

WE EXPECT TO CONTINUE TO EXPERIENCE FLUCTUATIONS IN QUARTERLY OPERATING RESULTS, WHICH MAY RESULT IN INCREASED VOLATILITY OF OUR SHARE PRICE.

     You should not consider our results for any quarter to be necessarily indicative of future results. Results may vary as a result of, among other things, the effect of the economic slowdown on our clients' businesses, the overall level of performance improvement services and products sold, the gain or loss of material client relationships, and the utilization rates of our salaried trainers and consultants. The timing or completion of client engagements or customized services and products also could result in fluctuations in our quarterly results of operations. This may result in increased volatility of our share price.

OUR RESULTS OF OPERATIONS MAY SUFFER IF THE U.S. FEDERAL GOVERNMENT REDUCES ITS LEVEL OF SPENDING ON TRAINING AND DEVELOPMENT.

     We derived approximately 17% of our revenue for the year ended June 30, 2001 from services and products provided to numerous U.S. federal government entities. Our operations could suffer due to a general reduction in federal government spending for external training and development, a congressional budget impasse or an inability to maintain our relationship with particular federal government entities. In addition, the U.S. federal government typically shares equally in the ownership of courseware and materials that we develop with government funds, and is able to share this courseware or materials with other parties, including our competitors. Contracts with the U.S. federal government entail other risks including potential government audits and retroactive downward repricing of sales. Any of these risks, if realized, could have an adverse effect on our results of operations.

WE HAVE ONLY A LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WHICH ARE IMPORTANT TO OUR SUCCESS.

     Our success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our intellectual property rights. The steps we take in this regard may not be adequate to prevent or deter infringement or other misappropriation of our intellectual property, and we may not be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights.

OUR SERVICES OR PRODUCTS MAY INFRINGE UPON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

     We cannot be sure that our services and products, or the products of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and we may have infringement claims asserted against us or against our clients. These claims may harm our reputation, cost us money and prevent us from offering some services or products. Historically in our contracts, we have generally agreed to indemnify our clients for any expenses or liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities may be greater than the revenues we receive from the client. Any claims or litigation in this area, whether we ultimately win or lose, could be time-consuming and costly, injure our reputation or require us to enter into royalty or licensing arrangements. We may not be able to enter into these royalty or licensing arrangements on acceptable terms. In addition, depending on the circumstances, such as in our government group, we may be required to grant a specific client greater rights in intellectual property developed in connection with an engagement than we otherwise do, in which case we seek to cross-license the use of the intellectual property. However, in very limited situations, we forego rights to the use of intellectual property we help create and in these cases, this limits our ability to reuse that intellectual property for other clients. Any limitation on our ability to provide a service or product could cause us to lose revenue-generating opportunities and require us to incur additional expenses to develop new or modified solutions for future projects.

WE MAY NOT BE ABLE TO GENERATE SUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE REQUIREMENTS.

     Our ability to generate cash flow from operations sufficient to make scheduled payments on our debt as they become due will depend on our future performance and our ability to successfully implement our business and growth strategies. Our performance will be affected by prevailing economic conditions and financial, business and other factors. Many of these factors are beyond our control. If our future cash flows and capital resources are insufficient to meet our debt obligations and commitments, we may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or restructure or refinance our debt. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to meet our debt service requirements. In such a case, an event of default would occur under our new credit facility and indenture and could result in all of our indebtedness becoming immediately due and payable. As a result, some or all of our lenders would be able to foreclose on our assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We invest our cash in money market instruments. These investments are denominated in U.S. dollars. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate, foreign exchange rate, or market risk. The investment portfolio is used to preserve our capital until it is required to fund operations or acquisitions. None of these instruments are held for trading purposes. We do not own derivative financial instruments.

     We are exposed to interest rate risk in the ordinary course of business. For fixed rate debt, interest rate changes affect the fair value but do not affect earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings or cash flow. A one-percentage point increase in interest rates would have a material effect on our future earnings or cash flow. Based on our borrowings of $54.0 million under the credit facility as of June 30, 2001, a one-percent increase in interest rates would decrease cash flow and earnings, net of taxes, by approximately $0.3 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
PROVANT, INC. AND SUBSIDIARIES:
Independent Auditors' Report................................    26
Consolidated Balance Sheets.................................    27
Consolidated Statements of Operations.......................    28
Consolidated Statements of Stockholders' Equity.............    29
Consolidated Statements of Cash Flows.......................    30
Notes to Consolidated Financial Statements..................    31

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders, Provant, Inc.:

     We have audited the accompanying consolidated balance sheets of Provant, Inc. and subsidiaries, as of June 30, 2000 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended June 30, 2001. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in Item 14(a)(2) of this report. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provant, Inc. and subsidiaries as of June 30, 2000 and 2001 and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Boston, Massachusetts
August 7, 2001

                         PROVANT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   JUNE 30,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  2,232   $    767
  Accounts receivable, net of allowance for doubtful
    accounts of $1,158 and $2,248, respectively.............    38,090     33,369
  Contract receivables......................................     6,555      8,758
  Inventory.................................................     4,423      4,558
  Deferred taxes............................................     3,621      4,053
  Costs in excess of billings...............................     5,834      4,506
  Prepaid expenses and other current assets.................     3,174      9,475
                                                              --------   --------
       Total current assets.................................    63,929     65,486
Property and equipment, net.................................     9,077      9,301
Other assets................................................     1,840        975
Capitalized computer and educational software development
  costs.....................................................     1,402      6,206
Goodwill, net...............................................   225,213    242,841
                                                              --------   --------
       Total assets.........................................  $301,461   $324,809
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  9,257   $  4,729
  Accrued expenses..........................................    13,714     15,697
  Accrued compensation......................................     8,639      7,986
  Billings in excess of costs...............................     5,501      4,156
  Deferred revenue..........................................       676      1,957
  Income taxes payable......................................     1,110      1,930
  Accrued reorganization costs..............................     4,366      1,866
  Current portion of long term debt.........................    10,493     10,507
                                                              --------   --------
       Total current liabilities............................    53,756     48,828
Other long term liabilities.................................        --        863
Accrued contingent consideration............................       968      4,793
Long term debt, net of current portion......................    41,699     58,358
                                                              --------   --------
       Total liabilities....................................    96,423    112,842
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized, none issued and outstanding
  Common stock, $.01 par value; 40,000,000 shares
    authorized; 20,975,985 and 21,804,635 shares issued and
    outstanding at June 30, 2000 and 2001, respectively.....       210        218
  Additional paid-in capital................................   197,937    201,887
  Shares issuable as contingent consideration...............     1,283      7,189
  Retained earnings.........................................     5,608      2,673
                                                              --------   --------
       Total stockholders' equity...........................   205,038    211,967
                                                              --------   --------
Total liabilities and stockholders' equity..................  $301,461   $324,809
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                         PROVANT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  YEAR ENDED JUNE 30,
                                                        ---------------------------------------
                                                           1999          2000          2001
                                                        -----------   -----------   -----------
Total revenue........................................   $   165,615   $   217,359   $   206,869
Cost of revenue......................................        65,793        86,754        82,774
                                                        -----------   -----------   -----------
       Gross profit..................................        99,822       130,605       124,095
Selling, general and administrative expenses.........        81,743       105,689       114,037
Reorganization charge................................            --         8,287            --
Pooling costs........................................            --         1,215            --
Goodwill amortization................................         2,622         5,383         6,003
                                                        -----------   -----------   -----------
       Income from operations........................        15,457        10,031         4,055
Other income (expense), net..........................           884            72           (34)
Interest expense, net................................           131         2,408         4,911
                                                        -----------   -----------   -----------
       Income (loss) before income taxes.............        16,210         7,695          (890)
Income tax expense...................................         8,832         5,922         2,045
                                                        -----------   -----------   -----------
  Net income (loss)..................................   $     7,378   $     1,773   $    (2,935)
                                                        ===========   ===========   ===========
Earnings (loss) per common share:
  Basic..............................................   $      0.48   $      0.08   $     (0.14)
                                                        ===========   ===========   ===========
  Diluted............................................   $      0.44   $      0.08   $     (0.14)
                                                        ===========   ===========   ===========
Weighted average common shares outstanding:
  Basic..............................................    15,376,145    20,897,579    21,397,672
  Diluted............................................    16,656,475    21,793,771    21,397,672

          See accompanying notes to consolidated financial statements.

                         PROVANT, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                         SHARES ISSUABLE
                                         COMMON STOCK       ADDITIONAL         AS          RETAINED
                                      -------------------    PAID-IN       CONTINGENT      EARNINGS
                                        SHARES     AMOUNT    CAPITAL      CONSIDERATION    (DEFICIT)    TOTAL
                                      ----------   ------   ----------   ---------------   ---------   --------
BALANCE AT JUNE 30, 1998............  11,963,844    $120     $ 69,622        $    --        $(3,543)   $ 66,199
Issuance of stock:
  Issuance of shares for
    acquisitions....................   3,378,047      34       44,439             --             --      44,473
  Issuance of shares for contingent
    consideration...................     901,115       9        9,363             --             --       9,372
  Issuance of shares sold in Public
    Offering........................   3,022,750      30       54,402             --             --      54,432
  Issuance of shares under employee
    benefit plans...................      52,636      --          755             --             --         755
  Exercise of stock options.........       7,501      --           94             --             --          94
Shares issuable as contingent
  consideration.....................          --      --           --         18,881             --      18,881
Net income..........................          --      --           --             --          7,378       7,378
                                      ----------    ----     --------        -------        -------    --------
BALANCE AT JUNE 30, 1999............  19,325,893    $193     $178,675        $18,881        $ 3,835    $201,584
Issuance of stock:
  Issuance of shares for
    acquisitions....................      58,139       1          598             --             --         599
  Issuance of shares for contingent
    consideration...................   1,450,139      14       16,399        (18,881)            --      (2,468)
  Issuance of shares under employee
    benefit plans...................      59,006       1          783             --             --         784
  Exercise of stock options.........      82,808       1          873             --             --         874
Shares issuable as contingent
  consideration.....................          --      --           --          1,283             --       1,283
Warrants issued for acquisition.....          --      --          400             --             --         400
Tax benefit from disqualifying
  dispositions......................          --      --          209             --             --         209
Net income..........................          --      --           --             --          1,773       1,773
                                      ----------    ----     --------        -------        -------    --------
BALANCE AT JUNE 30, 2000............  20,975,985    $210     $197,937        $ 1,283        $ 5,608    $205,038
Issuance of stock:
  Issuance of shares for contingent
    consideration...................     183,542       2        1,281         (1,283)            --          --
  Issuance of shares under employee
    benefit plans...................     492,727       5        1,503             --             --       1,508
  Issuance of shares and warrants
    issued for acquisition..........     152,381       1        1,166             --             --       1,167
Shares issuable as contingent
  consideration.....................          --      --           --          7,189             --       7,189
Net loss............................          --      --           --             --         (2,935)     (2,935)
                                      ----------    ----     --------        -------        -------    --------
BALANCE AT JUNE 30, 2001............  21,804,635    $218     $201,887        $ 7,189        $ 2,673    $211,967
                                      ==========    ====     ========        =======        =======    ========

          See accompanying notes to consolidated financial statements.

                         PROVANT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                    YEAR ENDED JUNE 30,
                                                               -----------------------------
                                                                 1999       2000      2001
                                                               --------   --------   -------
Cash flows from operating activities:
  Net income (loss).........................................   $  7,378   $  1,773   $(2,935)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................      4,684      8,873    11,443
    Allowance for doubtful accounts.........................          2        314       600
    Non-cash reorganization charge..........................         --      3,252        --
    Gain on sales of businesses.............................         --       (362)       --
    Changes in operating assets and liabilities:
      Accounts receivable...................................     (1,289)    (4,623)    5,012
      Contract receivables..................................      1,192       (452)   (2,203)
      Inventory.............................................       (949)    (1,541)     (105)
      Deferred taxes........................................       (751)        --        --
      Costs in excess of billings...........................     (3,799)       309     1,328
      Prepaid expenses and other current assets.............     (2,986)       231      (922)
      Other assets..........................................     (1,763)       131     1,387
      Accounts payable and accrued expenses.................      3,444     (7,944)   (1,586)
      Accrued compensation..................................       (833)       303    (1,173)
      Billings in excess of costs...........................      3,230     (1,888)   (1,430)
      Deferred revenue......................................     (1,642)      (824)      961
      Accrued reorganization costs..........................         --      4,366    (2,500)
      Income taxes payable..................................        444     (1,233)   (5,281)
                                                               --------   --------   -------
         Total adjustments..................................     (1,016)    (1,088)    5,531
                                                               --------   --------   -------
         Net cash provided by operating activities..........      6,362        685     2,596
                                                               --------   --------   -------
Cash flows from investing activities:
  Payment of contingent consideration.......................         --    (33,342)     (969)
  Proceeds from sales of businesses.........................         --        833        --
  Acquisitions of businesses, net of cash acquired..........    (52,856)    (3,740)   (3,488)
  Proceeds from sale of property, plant and equipment.......        214         --        --
  Additions to capitalized computer and educational software
    development costs.......................................       (400)    (1,426)   (5,622)
  Additions to property and equipment.......................     (2,805)    (5,840)   (4,754)
                                                               --------   --------   -------
      Net cash used in investing activities.................    (55,847)   (43,515)  (14,833)
                                                               --------   --------   -------
Cash flows from financing activities:
  Issuance of common stock..................................     55,270      1,658     1,506
  Borrowings under line of credit...........................     28,200     57,250    47,100
  Repayments under line of credit...........................    (34,192)   (20,750)  (31,100)
  Repayment of long-term debt...............................         --       (712)   (6,734)
                                                               --------   --------   -------
      Net cash provided by financing activities.............     49,278     37,446    10,772
                                                               --------   --------   -------
Net decrease in cash and cash equivalents...................       (207)    (5,384)   (1,465)
Cash and cash equivalents, beginning of year................      7,823      7,616     2,232
                                                               --------   --------   -------
Cash and cash equivalents, end of year......................   $  7,616   $  2,232   $   767
                                                               ========   ========   =======

          See accompanying notes to consolidated financial statements.

                         PROVANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS AND ORGANIZATION

     Provant, Inc., a Delaware corporation (collectively with its subsidiaries, "Provant" or the "Company"), provides a broad range of performance improvement training services and products to Fortune 1000 companies, other large and medium-sized corporations and government entities. The Company's objective is to enhance its position as a leading provider of high-quality performance improvement training services and products that are distributed through multiple delivery methods.

     On May 4, 1998, Provant completed the initial public offering (the "IPO") of its common stock (the "Common Stock") and simultaneously acquired in separate merger transactions seven companies engaged in providing performance improvement training services and products (collectively referred to as the "Founding Companies"). Since the completion of the IPO, the Company acquired in separate transactions 16 additional businesses engaged in providing performance improvement training services and products (collectively such companies are referred to with the Founding Companies as the "Operating Companies"). The Company provides services nationally, and has offices in 19 states and one in the United Kingdom.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     For financial statement purposes, Provant has been identified as the accounting acquiror in all of its acquisitions accounted for under the purchase method. Accordingly, the consolidated financial statements include the accounts of Provant for all periods presented and the accounts of the Operating Companies since their respective dates of acquisition for those accounted for using the purchase method. The allocations of the purchase prices to the assets acquired and liabilities assumed of certain of the companies acquired in fiscal 2001 have been recorded based on preliminary estimates of fair value and may be changed as additional information becomes available.

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

  REVENUE RECOGNITION

     The Company receives revenue from five main sources: (i) instructor-led and train-the-trainer seminars, (ii) licensing its intellectual property, (iii) custom services and products, (iv) consulting and training management services, and (v) standardized products. The Company recognizes revenue from instructor-led training and train-the-trainer seminars, usually on a per-participant basis, when the training is delivered. The Company recognizes revenue from site and user licenses when: (1) there is persuasive evidence that an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, and (4) collectibility is probable. Amounts received in advance of delivery are reported as deferred revenue and recognized as revenue upon meeting the aforementioned criteria. The Company generally recognizes revenue from sales of its custom services and products under long-term contracts in one of three ways. Revenue on fixed price contracts is recognized using the percentage of completion method based on costs incurred in relation to total estimated costs. Revenue on time-and-materials contracts is recognized to the extent of fixed billable rates for hours delivered. Revenue on cost-plus-fee contracts is recognized based on reimbursable costs incurred plus estimated fees earned thereon. Deferred revenue is recognized for payments received prior to services being

                         PROVANT, INC. AND SUBSIDIARIES
performed. The Company recognizes revenue from fees for its consulting services on a time and materials basis. The Company recognizes maintenance fees on training management services ratably over the life of the contract. The Company recognizes revenue for standardized products, such as books or videotapes, when the products are delivered.

  CASH FLOW INFORMATION

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Cash paid for interest in fiscal 1999, 2000 and 2001 was $345,000, $2,037,000, and $3,267,000, respectively. Cash paid for taxes in fiscal 1999, 2000 and 2001 was $8,744,000, $7,645,000 and $7,385,000, respectively.

     The Company recorded the following non-cash investing activities during fiscal 1999, 2000 and 2001 (Dollars in thousands):

                                                              YEAR ENDED JUNE 30,
                                                           --------------------------
                                                            1999      2000      2001
                                                           -------   -------   ------
Issuance of notes payable for acquired businesses.......   $ 7,298   $ 5,175   $6,789
Issuance of shares and warrants for acquired
  businesses............................................   $44,473   $   999   $1,167
Issuance of contingent shares for acquired businesses...   $ 9,372   $16,413   $1,283

     The following is a reconciliation of net cash paid for acquisitions during fiscal 1999, 2000 and 2001 (Dollars in thousands):

                                                             YEAR ENDED JUNE 30,
                                                        -----------------------------
                                                          1999      2000       2001
                                                        --------   -------   --------
Fair value of assets acquired........................   $197,131   $12,871   $ 24,347
Liabilities assumed..................................    (26,661)     (883)    (1,446)
Additional purchase price accrued but not yet paid...    (51,744)   (2,250)   (11,982)
Notes payable issued.................................     (7,298)   (5,175)    (6,789)
Fair value of stock and warrant consideration........    (53,845)     (400)      (360)
                                                        --------   -------   --------
Cash paid............................................     57,583     4,163      3,770
Less cash acquired...................................     (4,727)     (423)      (282)
                                                        --------   -------   --------
  Net cash paid for acquisitions.....................   $ 52,856   $ 3,740   $  3,488
                                                        ========   =======   ========

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

                         PROVANT, INC. AND SUBSIDIARIES

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

     The estimated fair value is based on the excess of the purchase price over the estimated fair value of the tangible and other intangible assets acquired and liabilities assumed. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of goodwill may warrant revision or the remaining amount may not be recoverable when factors indicate that goodwill should be evaluated for possible impairment.

  LONG-LIVED ASSETS

     Long-lived assets and certain identifiable intangibles are reviewed for impairment, based upon undiscounted future cash flows, and appropriate losses are recognized whenever the carrying amount of an asset may not be recovered in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

  CAPITALIZED COMPUTER AND EDUCATIONAL SOFTWARE DEVELOPMENT COSTS

     Capitalized computer and educational software development costs consist of costs to develop and purchase computer and educational software to be licensed or otherwise marketed to customers. Development costs incurred in the research and development of new computer and educational software products and enhancements to existing products are expensed in the period incurred, unless these costs qualify for capitalization in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Capitalized educational and computer software development costs are amortized over the economic lives of the related products, typically three to five years, beginning at their initial shipment date. Gross capitalized computer and educational software development cost of $1,826,000 and $7,457,000 is included in the balance sheet as of June 30, 2000 and 2001, respectively. Accumulated amortization was $424,000 and $1,251,000 as of June 30, 2000 and 2001, respectively. Amortization expense was $85,000, $192,000 and $827,000 for fiscal years 1999, 2000 and 2001, respectively.

     Internet web site development costs are capitalized in accordance with Emerging Issues Task Force Issue No. 00-02, Accounting for Web Site Development Costs.

                         PROVANT, INC. AND SUBSIDIARIES

  CONCENTRATIONS OF CREDIT RISK

     The Company provides services to customers located in a broad range of geographical regions. The Company's credit risk primarily consists of receivables from a variety of customers including U.S. Government entities and commercial and industrial companies. The Company reviews its accounts receivable and provides allowances as deemed necessary.

     The Company's sales to U.S. Government entities accounted for approximately 12%, 15% and 17% of the Company's total revenue in fiscal 1999, 2000 and 2001, respectively. The Company had contract receivables as of June 30, 2000 and 2001 of approximately $6.6 million and $8.8 million from U.S Government entities.

  INCOME TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect, if any, on deferred tax assets and liabilities of a change in tax rates is recognized in income during the period that includes the enactment date.

  ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company applies Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, compensation expense is recorded for options issued to employees in fixed amounts to the extent that the fixed exercise prices are less than the fair market value of the Company's common stock at the date of grant. The Company follows the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation (Note 14). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

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

(3) BUSINESS COMBINATIONS

     Concurrently with the completion of its IPO on May 4, 1998, Provant acquired the Founding Companies. During fiscal 1999, the Company acquired in separate transactions, which were accounted for as purchases, 11 additional businesses engaged in providing performance improvement training services and products (collectively such companies are referred to as the "Fiscal 1999 Acquisitions"). During fiscal 2000, the Company acquired in separate transactions which were accounted for as purchases two additional businesses engaged in providing performance improvement training services and products (collectively such companies are referred to as the "Fiscal 2000 Purchase Acquisitions"). Also during fiscal 2000, the Company acquired Senn-Delaney Leadership in an acquisition accounted for as a pooling-of-interests. During fiscal 2001, the Company acquired in separate transactions, which were accounted for as purchases, two additional businesses engaged in providing performance improvement training services and products (collectively such companies are referred to as the "Fiscal 2001 Acquisitions").

  PURCHASE METHOD OF ACCOUNTING

     The acquisition of each of the Founding Companies, the Fiscal 1999 Acquisitions, the Fiscal 2000 Purchase Acquisitions, and the Fiscal 2001 Acquisitions were accounted for using the "purchase" method of accounting. Accordingly, the results of operations for the acquired businesses have been included since their respective dates of acquisition. The purchase agreements between Provant and all but five of these acquired companies provided for the payment of additional, contingent consideration (the "Contingent Consideration") based upon the future performance of these businesses. For accounting purposes, any Contingent Consideration paid in these acquisitions is treated as additional purchase price(See Note 12).

     The aggregate purchase price for the Founding Companies was $105.5 million, consisting of $24.3 million in initial cash consideration, $25.8 million in cash Contingent Consideration, 3,459,341 shares of Common Stock issued as initial consideration valued at $36.0 million, and 1,768,448 shares of Common Stock issued as Contingent Consideration valued at $19.4 million.

     The aggregate purchase price paid to date for the Fiscal 1999 Acquisitions was $139.6 million, consisting of $57.6 million in initial cash consideration, $10.0 million in cash Contingent Consideration, $7.3 million of convertible notes payable, 3,436,187 shares of Common Stock issued as initial consideration valued at $45.1 million, 766,348 shares of Common Stock issued as Contingent Consideration valued at $7.6 million, and $12.0 million accrued at June 30, 2001 as Contingent Consideration to be paid in cash and shares of common stock.

     The aggregate purchase price for the Fiscal 2000 Purchase Acquisitions was $8.2 million, consisting of $2.6 million in cash, $5.2 million of notes payable and warrants to purchase 200,000 shares of Common Stock valued at $0.4 million. The warrants to purchase 200,000 shares of Common Stock are exercisable at a per share exercise price of $14.00 per share. The warrants expire on June 1, 2003.

     The aggregate purchase price for the Fiscal 2001 Acquisitions was $11.3 million, consisting of $3.3 million in cash, $6.8 million of notes payable, 152,381 shares of Common Stock issued as initial consideration valued at $0.8 million, and warrants to purchase 180,000 shares of Common Stock valued at $0.4 million. In addition, warrants to purchase 64,278 shares of Common Stock are issuable if certain business performance measures are attained. The warrants to purchase 180,000 shares of Common Stock are exercisable at a per share exercise price of $14.00 per share. The warrants expire in September 2005.

                         PROVANT, INC. AND SUBSIDIARIES

     The consolidated balance sheet as of June 30, 2001 includes allocations of the respective purchase prices of the Founding Companies, the Fiscal 1999 Acquisitions, the Fiscal 2000 Purchase Acquisitions and the Fiscal 2001 Acquisitions to the assets acquired and liabilities assumed based on estimates of fair value. The allocations for certain of the Fiscal 2001 Acquisitions were based on preliminary estimates of fair value and are subject to final adjustment. The allocations resulted in $173.2 million, $7.2 million and $23.6 million of goodwill recorded during fiscal 1999, 2000 and 2001, respectively, which represents the excess of purchase price over the estimated fair value of the net assets acquired. In conjunction with these acquisitions, goodwill was determined as follows (Dollars in thousands):

                                                             YEAR ENDED JUNE 30,
                                                         ----------------------------
                                                           1999      2000      2001
                                                         --------   -------   -------
Cash paid, net of cash acquired.......................   $ 52,856   $ 2,160   $ 3,488
Additional purchase price accrued but not yet paid....     51,744     2,250    11,982
Cash paid as contingent consideration.................         --     1,520       969
Fair value of stock consideration issued..............     53,845       598     2,089
Fair value of warrants issued.........................         --       400       360
Notes payable issued..................................      7,298     5,175     6,789
Liabilities assumed...................................     26,661       883     1,446
Less fair value of tangible assets acquired, net of
  cash acquired.......................................    (19,245)   (5,774)   (3,507)
                                                         --------   -------   -------
Goodwill..............................................   $173,159   $ 7,212   $23,616
                                                         ========   =======   =======

     The unaudited pro forma combined financial data presented below consists of the income statement data presented in these consolidated financial statements plus income statement data for the Fiscal 1999 Acquisitions, Fiscal 2000 Purchase Acquisitions and Fiscal 2001 Acquisitions as if they were acquired effective July 1, 1998 (Dollars in thousands, except per share data):

                                                            YEAR ENDED JUNE 30,
                                                       ------------------------------
                                                         1999       2000       2001
                                                       --------   --------   --------
                                                                (UNAUDITED)
Revenue.............................................   $218,829   $230,495   $208,572
Net income (loss)...................................   $ 16,334   $  5,763   $ (2,820)
Basic Earnings per common share.....................   $   0.92   $   0.27   $  (0.13)
Diluted Earnings per common share...................   $   0.88   $   0.26   $  (0.13)

     The unaudited pro forma combined financial data gives effect to (i) the acquisition of the Operating Companies, (ii) acquisitions completed by one of the Founding Companies, (iii) a provision for income tax for the Operating Companies that were taxed as S corporations during the relevant periods, (iv) the compensation differential and (v) the elimination of pooling related costs incurred in connection with the acquisition of Senn-Delaney Leadership. The compensation differential represents adjustments to salary, bonuses and benefits paid to certain owners of the Operating Companies to certain levels to which they agreed.

     The unaudited pro forma combined results presented above are not necessarily indicative of actual results which might have occurred had the operations and management teams of Provant and the Operating Companies been combined at the beginning of the periods presented.

  POOLING-OF-INTERESTS METHOD

     In December 1999, Provant acquired Senn-Delaney Leadership for an aggregate purchase price of 2,168,286 shares of Common Stock in an acquisition accounted for as a pooling-of-interests. In connection

                         PROVANT, INC. AND SUBSIDIARIES
with the merger, the Company also assumed Senn-Delaney Leadership options that were converted into options to purchase an aggregate of 352,212 shares of the Company's Common Stock.

     In accordance with the pooling-of-interests method of accounting, the results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below (Dollars in thousands):

                                                               YEAR ENDED JUNE 30,
                                                               -------------------
                                                                 1999       2000
                                                               --------   --------
Revenue:
  Provant...................................................   $138,676   $185,103
  Senn-Delaney Leadership...................................     26,939     32,256
                                                               --------   --------
  Combined..................................................   $165,615   $217,359
                                                               ========   ========

                                                               YEAR ENDED JUNE 30,
                                                               --------------------
                                                                 1999        2000
                                                               ---------   --------
Net Income:
  Provant...................................................    $ 9,711     $ (286)
  Senn-Delaney Leadership...................................     (2,333)     2,059
                                                                -------     ------
  Combined..................................................    $ 7,378     $1,773
                                                                =======     ======

(4) BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per common share for fiscal 1999, 2000 and 2001 (Dollars in thousands):

                                                   1999          2000          2001
                                                -----------   -----------   -----------
Numerator:
  Net income (loss)...........................  $     7,378   $     1,773   $    (2,935)
                                                ===========   ===========   ===========
Denominator:
  Basic weighted average common shares
     outstanding..............................   15,376,145    20,897,579    21,397,672
  Effect of dilutive securities: stock
     options, warrants and convertible
     notes....................................      505,311       671,237            --
  Effect of securities under contingent
     consideration arrangements...............      775,019       224,955            --
                                                -----------   -----------   -----------
  Diluted weighted average common shares
     outstanding..............................   16,656,475    21,793,771    21,397,672
                                                ===========   ===========   ===========

     The number of shares to be issued as Contingent Consideration are included as outstanding in the calculation of diluted weighted average common shares if the related performance criteria have been met, the number of shares have been determined, and the effect on basic earnings per common share is dilutive. (See
Note 12)

                         PROVANT, INC. AND SUBSIDIARIES

     The following securities that could potentially dilute future basic earnings per common share were not included in the computations of diluted earnings per common share because to do so would have been anti-dilutive:

                                                                   JUNE 30,
                                                        ------------------------------
                                                         1999      2000        2001
                                                        ------   ---------   ---------
Stock options.........................................  66,152   1,131,807   3,266,020
Convertible notes payable.............................      --          --     272,558
Warrants..............................................      --     632,984     877,262
Estimated contingent shares to be issued..............      --          --   1,797,086
                                                        ------   ---------   ---------
Total.................................................  66,152   1,764,791   6,212,926
                                                        ======   =========   =========

     In connection with an acquisition, the Company also issued two promissory notes, each in the original principal amount of $3.2 million. Under certain circumstances, the promissory notes are convertible into shares of Common Stock at the election of the Company or the holder. The conversion price is equal to the closing price of the Company's shares on the Nasdaq National Market on the conversion date.

(5) CONTRACT ACCOUNTING

     Contract receivables are summarized as follows (Dollars in thousands):

                                                                  JUNE 30,
                                                               ---------------
                                                                2000     2001
                                                               ------   ------
U.S. Government customers:
Amounts due currently -- prime contractor...................   $5,540   $5,282
Amounts due currently -- subcontractor......................      602    1,654
Recoverable costs and accrued profit on progress completed
  -- not billed.............................................      313    1,653
Retainage...................................................      100      169
                                                               ------   ------
Total.......................................................   $6,555   $8,758
                                                               ======   ======

     Amounts relating to long-term contracts are classified as current assets although an indeterminable portion of these amounts is not expected to be realized within one year. Receivable balances billed but not paid by customers pursuant to retainage provisions in contracts are due upon completion of the contracts and acceptance by the customer. The Company expects the retention balance to be collected in the next twelve months.

     All unbilled contract receivables, net of retainage, are expected to be billed and collected within one year.

                         PROVANT, INC. AND SUBSIDIARIES

     Costs in excess of billings and billings in excess of costs are summarized as follows (Dollars in thousands):

                                                                     JUNE 30,
                                                               ---------------------
                                                                 2000        2001
                                                               ---------   ---------
Costs incurred and estimated earnings on uncompleted
  contracts.................................................   $ 174,102   $ 126,635
Less: Billings to date......................................    (173,769)   (126,285)
                                                               ---------   ---------
                                                               $     333   $     350
                                                               =========   =========
Included in the accompanying balance sheet under the
  following captions:
Costs in excess of billings.................................   $   5,834   $   4,506
                                                               =========   =========
Billings in excess of costs.................................   $  (5,501)  $  (4,156)
                                                               =========   =========

(6) INVENTORIES

     Inventories consist of the following (Dollars in thousands):

                                                                   JUNE 30,
                                                               -----------------
                                                                2000      2001
                                                               -------   -------
Released film costs.........................................   $ 7,694   $ 9,589
Accumulated amortization on released film costs.............    (5,394)   (6,443)
Film in progress............................................       818       545
Other inventory.............................................     1,305       867
                                                               -------   -------
Total inventory.............................................   $ 4,423   $ 4,558
                                                               =======   =======

(7) NON-CURRENT ASSETS

     Property and equipment consist of the following (Dollars in thousands):

                                                                        JUNE 30,
                                                                    -----------------
                                                      USEFUL LIFE    2000      2001
                                                      -----------   -------   -------
Equipment...........................................       3 -- 7   $ 8,020   $ 9,726
                                                            years
Software............................................      3 years     2,597     3,839
Furniture and fixtures..............................       3 -- 7     2,504     3,447
                                                            years
Leasehold improvements..............................       3 -- 7       663     1,034
                                                            years
                                                                    -------   -------
Property and equipment..............................                 13,784    18,046
Less accumulated depreciation and amortization......                 (4,707)   (8,745)
                                                                    -------   -------
Property and equipment, net.........................                $ 9,077   $ 9,301
                                                                    =======   =======

     Depreciation expense was $1,977,000, $3,298,000 and $4,613,000 for fiscal 1999, 2000, and 2001, respectively.

     Goodwill amortization expense was $2,622,000, $5,383,000 and $6,003,000 for fiscal 1999, 2000, and 2001, respectively. Accumulated amortization was $8,289,000 and $14,292,000 as of June 30, 2000 and 2001, respectively.

                         PROVANT, INC. AND SUBSIDIARIES

(8) ACCRUED EXPENSES

     Accrued expenses consist of the following (Dollars in thousands):

                                                                   JUNE 30,
                                                               -----------------
                                                                2000      2001
                                                               -------   -------
Accrued lease abandonment costs.............................   $   855   $   755
Accrued taxes...............................................     4,628     4,148
Other accrued liabilities...................................     8,231    10,794
                                                               -------   -------
       Total................................................   $13,714   $15,697
                                                               =======   =======

(9) REORGANIZATION AND OTHER CHARGES

     In fiscal 2000, the Company recorded charges related to its reorganization program of $11.7 million. Of this $11.7 million, approximately $1.4 million was recorded as cost of revenue, $2.0 million was recorded as selling, general and administrative expenses and $8.3 million was recorded as a reorganization charge.

     The reorganization program included the elimination of executive positions, reduction in service delivery and administrative employees, the combination of certain redundant operating facilities, abandonment of certain property, equipment and leasehold improvements, and the elimination of certain services and products, which were not material to the Company's business. As part of the reorganization program, the Company planned to terminate approximately 190 employees, of which 178 employees were terminated as of June 30, 2001.

     The amounts recorded related to the reorganization program were as follows (Dollars in thousands):

                                                                         SELLING,
                                                                       GENERAL AND
                                           REORGANIZATION   COST OF   ADMINISTRATIVE    TOTAL
                                               CHARGE       REVENUE      EXPENSES      CHARGES
                                           --------------   -------   --------------   -------
Executive severance......................     $ 3,884       $    --       $   --       $ 3,884
Employee severance.......................         813            --           --           813
Employee retention.......................          --            --          444           444
Lease termination costs..................       2,361            --                      2,361
Inventory and contract termination
  costs..................................          --         1,385           --         1,385
Abandonment of property and equipment....         629            --        1,378         2,007
Other costs related to eliminated
  activities.............................         600            --          214           814
                                              -------       -------       ------       -------
       Total.............................     $ 8,287       $ 1,385       $2,036       $11,708
                                              =======       =======       ======       =======

     The following table summarizes the activity related to the reorganization program costs at June 30, 2001 (Dollars in thousands):

                                                              JUNE 30,              JUNE 30,
                                                                2000       CASH       2001
                                                              BALANCE    PAYMENTS   BALANCE
                                                              --------   --------   --------
Severance...................................................   $2,145    $(1,465)    $  680
Exit costs..................................................    2,221     (1,035)     1,186
                                                               ------    -------     ------
       Total................................................   $4,366    $(2,500)    $1,866
                                                               ======    =======     ======

                         PROVANT, INC. AND SUBSIDIARIES

     The Company expects to make future cash payments of approximately $1.2 million in fiscal 2002 and $0.7 million in fiscal 2003 and beyond. The severance and exit cost obligations will be disbursed over a period based upon the terms of the severance and lease agreements.

(10) DEBT AND CREDIT ARRANGEMENTS

     Borrowings are summarized as follows (Dollars in thousands):

                                                                    JUNE 30,
                                                               -------------------
                                                                 2000       2001
                                                               --------   --------
Notes payable to former stockholders........................   $  6,808   $ 10,041
Convertible notes payable...................................      6,718      4,395
Revolving credit arrangement................................     38,000     54,000
Capital lease obligations...................................        666        429
                                                               --------   --------
                                                               $ 52,192   $ 68,865
Less current portion of debt and capital lease
  obligations...............................................    (10,493)   (10,507)
                                                               --------   --------
Long-term debt and capital lease obligations................   $ 41,699   $ 58,358
                                                               ========   ========

 NOTES PAYABLE TO FORMER STOCKHOLDERS

     Notes payable to former stockholders consists primarily of amounts due to former stockholders of the Operating Companies. These notes mature through June 2009 and bear interest at rates ranging from 7.0% to 8.75%.

 CONVERTIBLE NOTES PAYABLE

     In connection with an acquisition, the Company issued an aggregate of $7,132,000 of convertible non-interest bearing promissory notes ("promissory notes"). The promissory notes are convertible at the election of the holders at a conversion price of $16.125 per share into an aggregate of approximately 442,295 shares of Common Stock. The promissory notes were recorded at $6,328,000, the net present value, based on a 6% interest rate. During fiscal 2001, the Company repaid $2,737,000 of the promissory notes, including interest, which matured on June 4, 2001.

 REVOLVING CREDIT ARRANGEMENT

     During fiscal 2001, the Company renegotiated its revolving credit facility with Fleet National Bank. The Company amended its existing facility to provide the Company with a revolving line of credit of up to $65.0 million, guaranteed by all of the Company's subsidiaries and secured by a pledge of all of the assets of the Company and each of its subsidiaries. The credit facility may be used for refinancing of existing indebtedness, working capital and general corporate purposes with certain limitations. Loans made under the credit facility bear interest, at the Company's option, at a rate based upon either a Eurodollar rate or the agent's prime rate. In addition, a commitment fee is payable on the unused portion of the revolving line of credit at a rate of .50%. The credit facility will terminate on July 31, 2002 and all amounts outstanding there under (if any) will be due at such time. The credit facility (i) generally prohibits the payment of dividends and other distributions by the Company, (ii) generally does not permit the Company to incur or assume other indebtedness,
(iii) requires the Company to comply with certain financial covenants and (iv) requires the Company to obtain approval to draw on the facility to pay contingent consideration.

                         PROVANT, INC. AND SUBSIDIARIES

     At June 30, 2001, future minimum payments on debt and capital lease obligations were as follows (Dollars in thousands):

YEAR ENDING JUNE 30,                                           DEBT     CAPITAL LEASES
--------------------                                          -------   --------------
2002........................................................  $10,256        $289
2003........................................................   57,664         184
2004........................................................      131          --
2005........................................................      131          --
2006........................................................      131          --
After 2006..................................................      123          --
                                                              -------        ----
                                                               68,436         473
Less: amounts representing interest.........................       --         (44)
                                                              -------        ----
Total.......................................................  $68,436        $429
                                                              =======        ====

  ACCRUED CONTINGENT CONSIDERATION

     As of June 30, 2000, the Company had accrued $968,000 of Contingent Consideration, which was paid in cash in the second quarter of fiscal 2001 to the former stockholder of an acquired business. As of June 30, 2001, the Company had accrued $4.8 million of Contingent Consideration and of that amount $4.2 million and $600,000 are expected to be paid in cash in the second quarter and fourth quarter of fiscal 2002, respectively, to the former stockholders of acquired businesses. The remaining Contingent Consideration of $7.2 million will be paid in shares of Common Stock. (See Note 12)

(11) INCOME TAXES

     Income tax expense (benefit) consists of (Dollars in thousands):

                                                               YEAR ENDED JUNE 30,
                                                             ------------------------
                                                              1999     2000     2001
                                                             ------   ------   ------
Current:
  Federal.................................................   $7,260   $3,599   $1,290
  State...................................................    1,839    1,412    1,376
  Foreign.................................................      448      314       --
                                                             ------   ------   ------
       Total current......................................    9,547    5,325   $2,666
                                                             ------   ------   ------
Deferred:
  Federal.................................................     (659)     420     (384)
  State...................................................      (56)     177     (237)
  Foreign.................................................       --       --       --
                                                             ------   ------   ------
       Total deferred.....................................     (715)     597     (621)
                                                             ------   ------   ------
       Income tax expense.................................   $8,832   $5,922   $2,045
                                                             ======   ======   ======

                         PROVANT, INC. AND SUBSIDIARIES

     Total income tax expense for the years ended June 30, 1999, 2000 and 2001 were allocated as follows (Dollars in thousands):

                                                               YEAR ENDED JUNE 30,
                                                            -------------------------
                                                             1999     2000      2001
                                                            ------   -------   ------
Income from continuing operations........................   $8,832   $ 5,922   $2,045
Items recorded directly to goodwill or other noncurrent
  intangible assets......................................       --    (2,452)      --
Other items charged directly to equity...................       --      (209)      --
                                                            ------   -------   ------
Total....................................................   $8,832   $ 3,261   $2,045
                                                            ======   =======   ======

     The income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income as a result of the following (Dollars in thousands):

                                                               YEAR ENDED JUNE 30,
                                                             ------------------------
                                                              1999     2000     2001
                                                             ------   ------   ------
Current:
  Income tax expense (benefit) at the statutory rate......   $5,674   $2,620   $ (303)
  Increase in income tax expense or decrease in income tax
     benefit resulting from:
     Amortization of goodwill.............................      822    1,634    1,644
     Senn Delaney Leadership S corporation losses and
       reserves...........................................    1,052      550       --
     Non-deductible pooling costs.........................       --      413       --
     Deferred taxes booked in pooling-of-interests........       --     (337)      --
     State income taxes, net of federal income tax
       benefit............................................    1,159    1,049      752
     Non-deductible interest..............................       --       --      138
     Other, net...........................................      125       (7)    (186)
                                                             ------   ------   ------
  Income tax expense at effective rate....................   $8,832   $5,922   $2,045
                                                             ======   ======   ======

                         PROVANT, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (Dollars in thousands):

                                                                   JUNE 30,
                                                               -----------------
                                                                2000      2001
                                                               -------   -------
Deferred tax assets:
  Accrued liabilities.......................................   $ 8,235   $ 6,061
  Allowance for doubtful accounts...........................       792       905
  Start-up costs capitalized for tax purposes...............     1,350       814
  Abandoned lease reserves..................................       438       309
  Other.....................................................       620     2,095
                                                               -------   -------
Total gross deferred tax assets.............................    11,435    10,184
  Less valuation allowance..................................    (2,461)   (2,311)
                                                               -------   -------
  Net deferred tax assets...................................     8,974     7,873
                                                               -------   -------
Deferred tax liabilities:
  Change from cash to accrual method for acquired
     companies..............................................     3,602     2,176
  Change of inventory method for acquired companies.........       684       445
  Intangibles...............................................       308       894
  Other.....................................................       759       305
                                                               -------   -------
Total gross deferred liabilities............................     5,353     3,820
                                                               -------   -------
Net deferred tax asset......................................   $ 3,621   $ 4,053
                                                               =======   =======

     The valuation allowance for deferred tax assets was $2,461,000 and $2,311,000 as of June 30, 2000 and 2001, respectively. The valuation allowance for deferred income taxes decreased by $150,000 from June 30, 2000 to June 30, 2001. The decrease in the valuation allowance results from adjustments to deferred tax assets recorded in connection with the acquisition of certain companies against which a valuation allowance had previously been recorded. Reductions of the valuation allowance to the extent a benefit is realized will be recorded as a reduction to goodwill.

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

     Future minimum lease payments under all non-cancelable operating leases, including leases to related parties, are as follows (Dollars in thousands):

                    YEAR ENDING JUNE 30,
                    --------------------
2002........................................................   $ 7,186
2003........................................................     5,512
2003........................................................     4,335
2005........................................................     3,274
2006........................................................     2,607
Thereafter..................................................     6,591
                                                               -------
Total.......................................................   $29,505
                                                               =======

     Rent expense for fiscal 1999, 2000, and 2001 was $6.1 million, $7.4 million, and $6.6 million, respectively. Sublease income for fiscal 1999, 2000, and 2001 was $219,000, $621,000, and $659,000, respectively.

  U.S. GOVERNMENT CONTRACTS

     The Company's sales to U.S. government entities accounted for approximately 12%, 15% and 17% of the Company's total revenue in fiscal 1999, 2000 and 2001, respectively. The Company's revenue and costs related to sales to U.S. government entities for all periods presented is subject to audit by agencies of the U.S. government. Management does not expect the results of these audits to have a material impact on the financial position or future results of operations of the Company. The Company has been audited by agencies of the U.S. government through June 30, 1998.

     Government funding continues to be dependent on congressional approval of program level funding and on contracting agency approval for the Company's work. The extent to which projects will be funded in the future cannot be determined.

  CONTINGENT PAYMENTS TO FORMER STOCKHOLDERS OF THE OPERATING COMPANIES

     The acquisition agreements between Provant and each of the Founding Companies provided for the payment of Contingent Consideration (Note 3). With respect to five of the Founding Companies, Contingent Consideration was paid in fiscal 1999 through the issuance of 901,115 shares of Common Stock valued at $9.4 million. For the remaining two Founding Companies, Contingent Consideration was paid in fiscal 2000 through the issuance of 867,333 shares of Common Stock valued at $10.0 million and cash payments of $25.9 million.

     The acquisition agreements between Provant and all but one of the Fiscal 1999 Acquisitions provide for the payment of Contingent Consideration of cash and/or shares of Common Stock if certain performance criteria are met over future periods ranging from one to three years. The Contingent Consideration will be paid in shares of Common Stock or cash in accordance with a formula based on the relationship of defined earnings before interest and taxes ("EBIT") or revenue of the respective acquired business to a specified baseline EBIT or revenue target and certain other adjustments. For the two Fiscal 1999 Acquisitions with Contingent Consideration based on performance criteria associated with the year ended June 30, 1999, Contingent Consideration was paid in fiscal 2000 through the issuance of 582,806 shares of Common Stock valued at $6.4 million and cash payments of $7.5 million. For one of the Fiscal 1999 Acquisitions with Contingent Consideration based on performance criteria associated with the year ended June 30, 2000, Contingent Consideration was paid in fiscal 2001 through the issuance of 183,542 shares of Common Stock valued at

                         PROVANT, INC. AND SUBSIDIARIES

$1.3 million and cash payments of $968,000. For two of the Fiscal 1999 Acquisitions with Contingent Consideration based on performance criteria associated with the two years ended June 30, 2001, $10.5 million of Contingent Consideration has been accrued consisting of $4.2 million in cash and 3,475,200 shares of Common Stock valued at $6.3 million. For the remaining Fiscal 1999 Acquisition, Contingent Consideration of cash and/or shares of Common Stock of at least $1.5 million and up to a maximum amount of $6.0 million could be payable based on performance criteria associated with the three years ended December 31, 2001. The Company has accrued $1.5 million, at June 30, 2001, the minimum amount payable.

     For the three businesses acquired in fiscal 2000, the acquisition agreements did not provide for the payment of any Contingent Consideration.

     For the two business acquired in fiscal 2001, one of the acquisition agreements provided for the payment of Contingent Consideration of cash and/or shares of Common Stock up to a maximum amount of $650,000 based on performance criteria associated with the two years ended June 30, 2002. These amounts are currently not determinable.

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

     The Company has two effective shelf registration statements on Form S-4. Each registration statement relates to the issuance of up to 3,000,000 shares of Common Stock in connection with acquisitions. Of these shares, 3,942,430 shares have been issued through August 31, 2001 and a currently indeterminable number of shares may become issuable as Contingent Consideration under the registration statements with respect to acquisitions completed before such date.

     As of June 30, 2001, 7,329,742 shares of Common Stock have been reserved for issuance upon the conversion of convertible notes payable, the exercise of options or warrants; or in the employee stock purchase plan.

     Holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders and do not have cumulative voting rights.

     The Preferred Stock, if issued, could have priority over the Common Stock with respect to dividends and other distributions, including the distribution of assets upon liquidation. As of June 30, 2001, the Company had not issued any shares of Preferred Stock.

     As of June 30, 2001, the Company has recorded $7.2 million of Contingent Consideration to be issued in the form of stock to the former stockholders of a certain acquired business. (See Note 12) During fiscal 2000, 1,450,139 shares of Common Stock valued at $16.4 million were issued as Contingent Consideration. During fiscal 2001, 183,542 shares of Common Stock valued at $1.3 million were issued as Contingent Consideration.

                         PROVANT, INC. AND SUBSIDIARIES

  STOCK PURCHASE WARRANTS

     The Company issued two warrants to each of two former officers and directors of the Company in exchange for these executives extending financing to the Company in the period prior to the IPO. The first warrant entitles the holder to purchase 173,194 shares of Common Stock at a per share exercise price equal to $13.00. The second warrant entitling the holder to purchase 216,492 shares of Common Stock becomes exercisable only if the market price of the Common Stock increases to certain threshold levels (except as otherwise described below) (the "Contingent Warrant"). Specifically, 20% of the total number of shares issuable under the Contingent Warrant will become exercisable on each of the three occasions that the market price of the Common Stock reaches $26.00, $39.00 and $52.00, respectively, and the remaining 40% of the total number of shares issuable under the Contingent Warrant will become exercisable if the market price of the Common Stock reaches $65.00. However, under certain circumstances involving the merger or sale of the Company, the Contingent Warrant will become exercisable to purchase all of the warrant shares. The exercise price of the Contingent Warrant increases on each anniversary of the closing of the IPO (May 4, 1998). Specifically, the exercise price is equal to the IPO price of $13.00 for the first 12 months following May 4, 1998 and, for each 12 month period thereafter, is equal to $13.00 plus $1.30 multiplied by the number of full 12 month periods elapsed since May 4, 1998. However, once a portion of the Contingent Warrant becomes exercisable, that portion's exercise price is fixed as of that date. The warrants expire on May 4, 2005. The warrants have been accounted for in accordance with Opinion No. 14 of the Accounting Principles Board. The holders of the warrants have the right to require the Company to register the resale of the shares that may be acquired upon exercise of the warrants under the Securities Act of 1933, as amended. During fiscal 2000, 43,298 shares became exercisable under the terms of each of the second warrants described above.

     During fiscal 2000, the Company issued warrants in connection with the acquisition of a business. The warrants entitle the holders to purchase 200,000 shares of Common Stock at a per share exercise price equal to $14.00. The warrants expire on June 1, 2003. During fiscal 2001, the Company issued warrants in connection with the acquisition of two businesses. The warrants entitle the holders to purchase 180,000 shares of Common Stock and an additional 64,278 shares if certain business performance measures are attained at a per share exercise price equal to $14.00. The warrants expire on September 28, 2005 and September 30, 2005.

  SHAREHOLDER RIGHTS PLAN

     In fiscal 2001, the Company adopted a Preferred Stock Purchase Rights Plan pursuant to which a dividend of one share purchase right for each share of Common Stock was distributed to stockholders of record as of the close of business on July 28, 2000. The rights, which expire on July 28, 2010, become exercisable only if a person or group acquires 15% or more of the Common Stock or announces a tender offer the consummation of which would result in ownership by a person or group of 15% or more of the Common Stock. Each right will entitle stockholders to buy one-hundredth of a share of Series A Preferred Stock of the Company at an exercise price of $25 per one one-hundredth of a share of Series A Preferred Stock. Until the rights become exercisable, they will trade with the Common Stock as a unit.

(14) STOCK-BASED COMPENSATION PLANS

     The Company has granted stock options under four stock-based compensation plans: the 1998 Equity Incentive Plan, the 1998 Non-Qualified Stock Option Plan, the Stock Plan for Non-Employee Directors, and the 1998 Stock Option Plan for Outside Directors.

  EQUITY INCENTIVE PLAN

     The Company has adopted the 1998 Equity Incentive Plan, which provides for the award of up to 2,350,000 shares of Common Stock in the form of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock or stock units. All directors and employees of, and all

                         PROVANT, INC. AND SUBSIDIARIES
consultants and advisors to, the Company are eligible to participate. Options generally vest over a three year period and expire seven years from date of grant.

  1998 NON-QUALIFIED STOCK OPTION PLAN

     The Company has adopted the 1998 Non-Qualified Stock Option Plan which provides for the award of up to 2,300,000 shares of Common Stock in the form of non-qualified stock options. All employees, consultants and advisors of the Company are eligible to participate. Except for non-qualified stock options covering no more than 25,000 shares of Common Stock in the aggregate, directors and officers of the Company are not eligible to participate.

  STOCK PLAN FOR NON-EMPLOYEE DIRECTORS

     The Company has adopted the Stock Plan for Non-Employee Directors which provided for the award of up to 100,000 shares of Common Stock in the form of non-qualified options. Each non-employee director of the Company who was not a stockholder prior to the IPO received an option to purchase 7,500 shares of common stock at $13.00 per share. Each option expires after 10 years and is exercisable six months following the date of grant. As of June 30, 2000 and 2001, options to purchase 15,000 shares of Common Stock were outstanding under this plan. The Stock Plan for Non-Employee Directors was terminated in November 1998 with respect to the future grant of options.

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

     A total of 1,000,000 shares have been reserved for issuance under the Employee Stock Purchase Plan. During the fiscal years 1999, 2000 and 2001, 52,636, 59,006 and 492,727 shares of Common Stock were issued, respectively at a weighted average price of $14.36, $13.28 and $3.04, respectively. Had the Company adopted SFAS No. 123, the weighted average fair value of each purchase right granted during fiscal 1999, 2000, and 2001 would have been $3.09, $4.02, and $2.82, respectively. The fair value was estimated at the beginning of the period with the following weighted average assumptions: (1) expected life of one half year, (2) expected volatility of 33%, (3) risk-free interest rate of 6% and
(4) no dividend yield.

                         PROVANT, INC. AND SUBSIDIARIES

     Stock option activity under all plans during the periods indicated is as follows:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                              NUMBER OF    EXERCISE
                                                               OPTIONS      PRICE
                                                              ----------   --------
Balance at June 30, 1998....................................   1,226,229    $ 9.44
  Granted...................................................     836,726     14.35
  Exercised.................................................      (6,501)    13.00
  Forfeited.................................................     (70,911)    13.58
                                                              ----------    ------
Balance at June 30, 1999....................................   1,985,543     11.35
  Granted...................................................   2,459,876     14.13
  Exercised.................................................     (72,808)    12.89
  Forfeited.................................................    (821,639)    16.54
                                                              ----------    ------
Balance at June 30, 2000....................................   3,550,972     12.04
  Granted...................................................   1,347,888      5.04
  Forfeited.................................................  (1,251,810)    13.54
                                                              ----------    ------
Balance at June 30, 2001....................................   3,647,050    $ 9.00
                                                              ==========    ======

     The Company applies APB Opinion No. 25 in accounting for its stock-based compensation plans and, accordingly, no compensation cost has been recognized in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock-based compensation plans under SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have changed to the pro forma amounts indicated below (Dollars in thousands, except per share data):

                                                              YEAR ENDED JUNE 30,
                                                           --------------------------
                                                            1999     2000      2001
                                                           ------   -------   -------
Net income (loss):
  As reported...........................................   $7,378   $ 1,773   $(2,935)
  Pro forma for SFAS No. 123............................   $5,418   $(3,560)  $(7,539)
Basic earnings (loss) per common share:
  As reported...........................................   $ 0.48   $  0.08   $ (0.14)
  Pro forma for SFAS No. 123............................   $ 0.35   $ (0.17)  $ (0.35)
Diluted earnings (loss) per common share:
  As reported...........................................   $ 0.44   $  0.08   $ (0.14)
  Pro forma for SFAS No. 123............................   $ 0.33   $ (0.17)  $ (0.35)

     At June 30, 2001, there were 1,790,853 additional shares available for grant under the Company's stock option plans. The per share weighted-average fair value of stock options granted during fiscal 1999, 2000, and 2001 was $4.98, $4.73 and $1.82, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions for all three years: volatility of 33%, expected dividend yield 0%, risk-free interest rate of 6.0% and an expected life of four years.

                         PROVANT, INC. AND SUBSIDIARIES

     The following is a summary of stock options outstanding at June 30, 2001:

                              OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
-------------------------------------------------------------------------------   -----------------------
                                                         WEIGHTED-
                                                          AVERAGE
                                                         REMAINING    WEIGHTED-                 WEIGHTED-
RANGE OF                                                 YEARS OF      AVERAGE                   AVERAGE
EXERCISE                                    NUMBER      CONTRACTUAL   EXERCISE      NUMBER      EXERCISE
PRICES                                    OUTSTANDING      LIFE         PRICE     EXERCISABLE     PRICE
--------                                  -----------   -----------   ---------   -----------   ---------
$0.00 -- $5.00..........................     683,089       4.57        $ 1.73        361,386     $ 0.68
$5.01 -- $10.00.........................   1,610,595       6.07        $ 6.22        259,073     $ 6.72
$10.01 -- $15.00........................     697,294       4.25        $13.05        554,748     $13.04
$15.01 -- $20.00........................     426,321       5.15        $16.71        205,037     $17.08
Above $20.00............................     229,751       4.58        $23.38         88,717     $23.21
                                           ---------                               ---------
                                           3,647,050                               1,468,961
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

     During fiscal 2001, the Company granted options to purchase 100,000 shares of Common Stock outside of the existing stock-based compensation plans, which were granted at fair market value in connection with the recruitment of executives to the Company.

(15) EMPLOYEE BENEFIT PLANS

     The Operating Companies provide various retirement plans for eligible employees. These plans consist of defined contribution plans and profit sharing plans and cover employees at substantially all of the Company's operating locations. The defined contribution plans provide for contributions ranging from 1.5% to 2.0% of covered employees' salaries or wages, or at the discretion of the Company. Total expense for contributions under all plans totaled $838,000, $1.5 million and $1.3 million for fiscal 1999, 2000, and 2001, respectively.

(16) RELATED PARTY TRANSACTIONS

     Prior to their acquisition by the Company, certain of the Operating Companies had entered into lease arrangements with stockholders for facilities. These lease arrangements are for periods ranging from three to five years. Related lease expense was $404,000, $471,000, and $331,000 for fiscal 1999, 2000, and 2001, respectively. Future commitments with respect to these leases are considered immaterial and have been included in the schedule of minimum lease payments in Note 12.

(17) SEGMENT REPORTING

     During fiscal 2001, the Company organized its operating entities into six operating segments. All prior year information has been restated to conform to the current year corporate organization. Operating segments are defined as components of an enterprise about which separate financial information is available that is

                         PROVANT, INC. AND SUBSIDIARIES
evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance.

     The Company's six reportable segments are Performance Solutions group, Government group, Leadership group, Project Management group, Technology & Development group, and Vertical Market group. The "Corporate Office" column includes the Company's corporate expenses which are not allocated to the operating segments as they are not utilized by the chief operating decision maker as a measure of performance.

     The Performance Solutions group offers to organizations a wide range of services and products that are designed to provide or improve skills, change behavior and improve performance. Typically, the Company's experts work closely with clients to custom-design performance skills products, training courses and course materials. The performance solutions segment includes offerings in the areas of Selection and Retention, Communication, Diversity and Inclusion, and Sales Performance.

     The Government group designs, develops and implements customized technology-based and paper-based training programs for government entities. The Government group also provides human resources management services to these organizations, including outplacement services to assist in workplace restructuring.

     The Leadership group assists senior executives and their leadership teams in aligning the strategy, structure and culture of their organization. In particular, the leadership consulting services provide clients with expertise and processes to create organizational effectiveness needed to ensure that a client's mergers, acquisitions and other ventures are successful. The Leadership group also provides "needs assessment" services to help organizations determine where significant increases in overall performance can be accomplished through improvement in employee performance skills or in organizational culture.

     The Project Management group helps organizations improve performance by providing services, training, tools and methodologies needed to complete successfully complex strategic projects. In addition, the Project Management group trains clients' personnel to be more effective project managers.

     The Technology and Development group helps clients use web-based technology to improve employee and organizational performance while reducing costs. The web-based training management systems provide clients with an automated approach to the enrollment, tracking and measurement of performance improvement activities. These systems can be installed at the client's site or operated from the Company's facility. In addition, the Technology and Development group provides custom e-learning solutions for clients and has developed a library of e-learning product offerings with the Company's strategic alliance partner, Smart Force.

     The Vertical Markets group provides clients with industry-focused service and product offerings to better satisfy the clients' specific performance improvement needs. By applying the Company's industry-specific content and delivery methods, the Vertical Markets group can customize performance improvement solutions to each client in a cost-effective manner. The Vertical Markets group specializes in the following industry sectors: Telecommunications, Retail and Financial Services.

     The Company's reportable segments are organized in separate business units with different management, customers, and services. The respective segments account for their respective businesses using the same accounting policies as described in Note 2 to consolidated financial statements. Summarized financial

                         PROVANT, INC. AND SUBSIDIARIES
information concerning the Company's reportable segments net of inter-company transactions is shown in the following tables:

                                                               FOR THE YEAR ENDED JUNE 30, 1999
                             ----------------------------------------------------------------------------------------------------
                             PERFORMANCE                              PROJECT      TECHNOLOGY     VERTICAL   CORPORATE
                              SOLUTIONS    GOVERNMENT   LEADERSHIP   MANAGEMENT   & DEVELOPMENT    MARKET     OFFICE      TOTAL
                             -----------   ----------   ----------   ----------   -------------   --------   ---------   --------
External revenue...........   $ 36,960      $46,125      $27,910      $ 7,210        $22,200      $25,210    $     --    $165,615
Cost of revenue............     10,431       24,658        8,458        2,504          7,247       12,495          --      65,793
                              --------      -------      -------      -------        -------      -------    --------    --------
Gross profit...............     26,529       21,467       19,452        4,706         14,953       12,715          --      99,822
Operating expenses.........     20,040       12,343       22,102        1,160         11,962        8,407       5,729      81,743
Goodwill amortization......        872          495           34          147            431          643          --       2,622
                              --------      -------      -------      -------        -------      -------    --------    --------
Income (loss) from
  operations...............   $  5,617      $ 8,629      $(2,684)     $ 3,399        $ 2,560      $ 3,665    $ (5,729)   $ 15,457
                              ========      =======      =======      =======        =======      =======    ========    ========
Total assets...............   $ 73,020      $65,860      $18,047      $58,342        $37,320      $40,885    $  5,221    $298,695
                              ========      =======      =======      =======        =======      =======    ========    ========

                                                               FOR THE YEAR ENDED JUNE 30, 2000
                             ----------------------------------------------------------------------------------------------------
                             PERFORMANCE                              PROJECT      TECHNOLOGY     VERTICAL   CORPORATE
                              SOLUTIONS    GOVERNMENT   LEADERSHIP   MANAGEMENT   & DEVELOPMENT    MARKET     OFFICE      TOTAL
                             -----------   ----------   ----------   ----------   -------------   --------   ---------   --------
External revenue...........   $ 54,391      $41,765      $38,674      $28,858        $24,008      $29,663    $     --    $217,359
Cost of revenue............     12,091       25,694       11,739       13,606          8,988       14,636          --      86,754
                              --------      -------      -------      -------        -------      -------    --------    --------
Gross profit...............     42,300       16,071       26,935       15,252         15,020       15,027          --     130,605
Operating expenses.........     25,116       14,653       22,358        9,735         14,372       10,522       8,933     105,689
Reorganization charges.....      1,218        1,533          345           --          1,261        1,528       2,402       8,287
Pooling costs..............         --           --        1,215           --             --           --          --       1,215
Goodwill amortization......      1,580        1,152           81        1,061            693          816          --       5,383
                              --------      -------      -------      -------        -------      -------    --------    --------
Income (loss) from
  operations...............   $ 14,386      $(1,267)     $ 2,936      $ 4,456        $(1,306)     $ 2,161    $(11,335)   $ 10,031
                              ========      =======      =======      =======        =======      =======    ========    ========
Total assets...............   $ 80,141      $62,630      $14,212      $58,201        $35,930      $43,263    $  7,084    $301,461
                              ========      =======      =======      =======        =======      =======    ========    ========

                                                               FOR THE YEAR ENDED JUNE 30, 2001
                             ----------------------------------------------------------------------------------------------------
                             PERFORMANCE                              PROJECT      TECHNOLOGY     VERTICAL   CORPORATE
                              SOLUTIONS    GOVERNMENT   LEADERSHIP   MANAGEMENT   & DEVELOPMENT    MARKET     OFFICE      TOTAL
                             -----------   ----------   ----------   ----------   -------------   --------   ---------   --------
External revenue...........   $ 56,741      $41,383      $31,860      $28,671        $20,313      $27,901    $     --    $206,869
Cost of revenue............     13,098       25,867        9,842       15,134          6,011       12,822          --      82,774
                              --------      -------      -------      -------        -------      -------    --------    --------
Gross profit...............     43,643       15,516       22,018       13,537         14,302       15,079          --     124,095
Operating expenses.........     30,995       13,145       17,606       14,273         12,042       13,554      12,422     114,037
Goodwill amortization......      1,668        1,378          137        1,140            684          996          --       6,003
                              --------      -------      -------      -------        -------      -------    --------    --------
Income (loss) from
  operations...............   $ 10,980      $   993      $ 4,275      $(1,876)       $ 1,576      $   529    $(12,422)   $  4,055
                              ========      =======      =======      =======        =======      =======    ========    ========
Total assets...............   $ 89,307      $61,888      $14,198      $56,772        $40,048      $49,180    $ 13,416    $324,809
                              ========      =======      =======      =======        =======      =======    ========    ========

                         PROVANT, INC. AND SUBSIDIARIES

(18) QUARTERLY RESULTS (UNAUDITED)

     The following table presents the unaudited quarterly results of operations for fiscal 1999, 2000 and 2001:

                                                 FIRST    SECOND     THIRD    FOURTH
                                                -------   -------   -------   -------
YEAR ENDED JUNE 30, 1999
  Revenue.....................................  $29,393   $37,605   $43,404   $55,213
  Gross profit................................  $17,564   $22,596   $26,229   $33,433
  Net income..................................  $ 1,069   $1,128    $ 2,084   $ 3,097
  Earnings per common share:
     Basic....................................  $  0.09   $ 0.08    $  0.13   $  0.16
     Diluted..................................  $  0.08   $ 0.08    $  0.12   $  0.15
YEAR ENDED JUNE 30, 2000
  Revenue.....................................  $55,397   $56,869   $51,317   $53,776
  Gross profit................................  $32,945   $34,690   $29,827   $33,143
  Net income (loss)...........................  $ 2,608   $2,225    $(4,558)  $ 1,498
  Earnings (loss) per common share:
     Basic....................................  $  0.13   $ 0.11    $ (0.22)  $  0.07
     Diluted..................................  $  0.12   $ 0.10    $ (0.22)  $  0.07
YEAR ENDED JUNE 30, 2001
  Revenue.....................................  $53,690   $56,192   $50,837   $46,150
  Gross profit................................  $32,899   $36,630   $30,973   $23,593
  Net income (loss)...........................  $ 2,330   $3,122    $   703   $(9,090)
  Earnings (loss) per common share:
     Basic....................................  $  0.11   $ 0.15    $  0.03   $ (0.42)
     Diluted..................................  $  0.11   $ 0.14    $  0.03   $ (0.42)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this Item and not provided in Item 4A will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of its fiscal year ended June 30, 2001, and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of its fiscal year ended June 30, 2001, and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of its fiscal year ended June 30, 2001, and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of its fiscal year ended June 30, 2001, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) The following financial statements are included in Item 8.

                                                                 PAGE
                                                               --------
PROVANT, INC. AND SUBSIDIARIES:
  Independent Auditors' Report..............................         26
  Consolidated Balance Sheets...............................         27
  Consolidated Statements of Operations.....................         28
  Consolidated Statements of Stockholders' Equity...........         29
  Consolidated Statements of Cash Flows.....................         30
  Notes to Consolidated Financial Statements................         31

     (a)(2) The following consolidated financial statement schedule of PROVANT, Inc. and subsidiaries for the years ended June 30, 1999, 2000, and 2001 is filed as part of this Form 10-K and should be read in conjunction with the Company's Consolidated Financial Statements included in Item 8 of this Form 10-K.

                                                               SEQUENTIAL
SCHEDULE                                                        PAGE NO.
--------                                                       ----------
II VALUATION AND QUALIFYING ACCOUNTS........................          58

     Schedules not listed above have been omitted because they are not applicable or are not required or the information to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     (a)(3) Exhibits

                                                                          SEQUENTIAL
EXHIBIT                            DESCRIPTION                             PAGE NO.
-------                            -----------                            ----------
    3.1    Certification of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration
           Statement on Form S-1 (File No. 333-46157))
    3.2    Form of Certificate of Designation (incorporated by
           reference to Exhibit 4.3 to the Company's Current Report on
           Form 8-K as filed with the Securities and Exchange
           Commission on July 21, 2000)
    3.3    Rights Agreement between Provant, Inc. and Fleet National
           Bank, as Rights Agent (incorporated by reference to Exhibit
           4.1 to the Company's Current Report on Form 8-K as filed
           with the Securities and Exchange Commission on July 21,
           2000)
    3.4    By-laws of the Company (incorporated by reference to Exhibit
           3.1 to the Company's Current Report on Form 8-K as filed
           with the Securities and Exchange Commission on August 1,
           2001)
    4.1    Form of Specimen Stock Certificate (incorporated by
           reference to Exhibit 4.2 to the Company's Current Report on
           Form 8-K as filed with the Securities and Exchange
           Commission on July 21, 2000)
   10.1    1998 Equity Incentive Plan (incorporated by reference to
           Exhibit 4.1 to the Company's Registration Statement on Form
           S-8 (File No. 333-37472))
   10.2    Form of 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration
           Statement on Form S-1 (File No. 333-46157))
   10.3    Form of Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Company's Registration
           Statement on Form S-1 (File No. 333-46157))
   10.4    1998 Non-Qualified Stock Option Plan (incorporated by
           reference to Exhibit 4.2 to the Company's Registration
           Statement on Form S-8 (File No. 333-37472))
   10.5    1998 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 4.1 to the Company's Registration
           Statement on Form S-8 (File No. 333-72857))
   10.6    Form of Warrants to Messrs. Verrochi and Puopolo
           (incorporated by reference to Exhibit 10.4 to the Company's
           Registration Statement on Form S-1 (File No. 333-46157))
   10.7    Form of Contingent Warrants to Messrs. Verrochi and Puopolo
           (incorporated by reference to Exhibit 10.5 to the Company's
           Registration Statement on Form S-1 (File No. 333-46157))
   10.8    Stock Option Agreement between Provant, Inc. and Curtis M.
           Uehlein (incorporated by reference to Exhibit 4.1 to the
           Company's Registration Statement on Form S-8 (File No.
           333-37146))
   10.9    Form of Senn-Delaney Leadership Consulting Group, Inc. Stock
           Option Agreement (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File
           No. 333-37146))
  10.10    Form of Senn-Delaney Leadership Consulting UK, Ltd. Stock
           Option Agreement (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File
           No. 333-37146))
  10.11    Form of Roll-Over Stock Option Agreement (incorporated by
           reference to Exhibit 4.4 to the Company's Registration
           Statement on Form S-8 (File No. 333-37146))
  10.12    Stock Option Agreement between Provant, Inc. and Norman G.
           Fornella

                                                                          SEQUENTIAL
EXHIBIT                            DESCRIPTION                             PAGE NO.
-------                            -----------                            ----------
  10.13    Form of Employment Agreement between Rajiv Bhatt and
           Provant, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No.
           333-46157))
  10.14    Form of Consulting Agreement between Donald W. Glazer and
           Provant, Inc. (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No.
           333-46157))
  10.15    Employment Agreement between Provant, Inc. and Curtis M.
           Uehlein (incorporated by reference to Exhibit 10.3 to the
           Company's Quarterly Report on Form 10-Q for the three months ended December 31, 1999)
  10.16    Amendment to Employment Agreement between Provant, Inc. and
           Curtis M. Uehlein
  10.17    Employment Agreement between Provant, Inc. and Norman G.
           Fornella
  10.18    Severance Agreement between Provant, Inc. and John H. Zenger
  10.19    Letter Agreement between Provant, Inc. and Rajiv Bhatt
  10.20    Separation Agreement between Paul M. Verrochi and Provant,
           Inc. (incorporated by reference to Exhibit 10.46 to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended June 30, 2000)
  10.21    Revolving Credit Agreement dated April 8, 1998 between
           Provant, Inc. and Fleet National Bank (incorporated by
           reference to Exhibit 10 to the Company's Quarterly Report on
           Form 10-Q for the three months ended March 31, 1998)
  10.22    Amendment No. 1 to Revolving Credit Agreement (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998)
  10.23    Amendment No. 2 to Revolving Credit Agreement (incorporated by reference to Exhibit 10.32 to the Company's Registration
           Statement on Form S-4 (File No. 333-57733))
  10.24    Amendment No. 3 to Revolving Credit Agreement (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999)
  10.25    Amendment No. 4 to Revolving Credit Agreement (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999)
  10.26    Amendment No. 5 to Revolving Credit Agreement (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999)
  10.27    Amendment No. 6 to Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly
           Report on Form 10-Q for the three months ended December 31,
           1999)
  10.28    Amendment No. 7 to Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly
           Report on Form 10-Q for the three months ended December 31,
           1999)
  10.29    Amendment No. 8 to Revolving Credit Agreement (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000)
  10.30    Amendment No. 9 to Revolving Credit Agreement
  10.31    Agreement with Stockholder Group
     21    Subsidiaries of the Registrant
   23.1    Consent of KPMG LLP

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

Date: September 14, 2001

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

                   SIGNATURES                                  TITLE                       DATE
                   ----------                                  -----                       ----




             /s/ CURTIS M. UEHLEIN                   President, Chief Executive     September 14, 2001
------------------------------------------------        Officer and Director
               Curtis M. Uehlein




               /s/ JOHN E. TYSON                       Chairman of the Board        September 14, 2001
------------------------------------------------
                 John E. Tyson




               /s/ JOHN H. ZENGER                    Vice Chairman and Director     September 14, 2001
------------------------------------------------
                 John H. Zenger




              /s/ DAVID B. HAMMOND                            Director              September 14, 2001
------------------------------------------------
                David B. Hammond




              /s/ ESTHER T. SMITH                             Director              September 14, 2001
------------------------------------------------
                Esther T. Smith




             /s/ NORMAN G. FORNELLA                  Executive Vice President,      September 14, 2001
------------------------------------------------   Treasurer, and Chief Financial
               Norman G. Fornella                             Officer




             /s/ LAWRENCE G. HEANEY                   Chief Accounting Officer      September 14, 2001
------------------------------------------------
               Lawrence G. Heaney

                         PROVANT, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                          COLUMN A     COLUMN B     COLUMN C     COLUMN D     COLUMN E
                                         ----------   ----------   ----------   ----------   -----------
                                         BALANCE AT   CHARGED TO   CHARGED TO
                                         BEGINNING    COSTS AND      OTHER                   BALANCE AT
              DESCRIPTION                 OF YEAR      EXPENSES     ACCOUNTS    DEDUCTIONS   END OF YEAR
              -----------                ----------   ----------   ----------   ----------   -----------
Year ended June 30, 1999:
  Allowance for doubtful accounts......    $  740       $  260        --          $  258       $  742
Year ended June 30, 2000:
  Allowance for doubtful accounts......    $  742       $  899        --          $  483       $1,158
Year ended June 30, 2001:
  Allowance for doubtful accounts......    $1,158       $3,821        --          $2,731       $2,248