Form 10-Q
period 2001-09-30
PROVANT INC
filed 2001-11-14
CIK 1054853

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Number of shares of common stock outstanding at November 7, 2001: 21,283,958

================================================================================

                                  PROVANT, INC.

                                      INDEX


PART I. - FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements

Consolidated Balance Sheets as of June 30, 2001 and
  September 30, 2001 (unaudited)                                              3

Consolidated Statements of Income for the three months
  ended September 30, 2000 and 2001 (unaudited)                               4

Consolidated Statements of Cash Flows for the three months ended
   September 30, 2000 and 2001 (unaudited)                                    5

Notes to Interim Unaudited Consolidated Financial Statements                  6

Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                     10

Item 3. Quantitative and Qualitative Disclosure about Market Risk            14

PART II. - OTHER INFORMATION

Item 5. Other Information                                                    15

Item 6. Exhibits and Reports on Form 8-K                                     18

Signature                                                                    19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROVANT, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                        June 30,   September 30,
                                                          2001         2001
                                                        ---------  -------------
Assets                                                  (audited)   (unaudited)

Current Assets:
   Cash and cash equivalents..........................  $    767      $     --
   Accounts receivable, net of allowance for doubtful
     accounts of $2,248 and $1,478 respectively.......    42,127        40,736
   Inventory..........................................     4,558         4,736
   Deferred income taxes..............................     4,053         4,053
   Costs in excess of billings........................     4,506         3,629
   Prepaid expenses and other current assets..........     9,475         5,829
                                                        --------      --------
        Total current assets..........................    65,486        58,983
   Property and equipment, net........................     9,301         8,852
   Other assets.......................................       975           444
   Capitalized computer and educational software
     development costs, net...........................     6,206         7,078
   Goodwill, net......................................   242,841       246,247
                                                        --------      --------
           Total assets...............................  $324,809      $321,604
                                                        ========      ========

Liabilities and Stockholders' Equity
Current Liabilities:
   Current portion of long- term debt.................  $ 10,507      $ 64,424
   Accounts payable...................................     4,729         6,800
   Accrued expenses...................................    15,697        13,147
   Accrued compensation...............................     7,986         5,732
   Billings in excess of costs........................     4,156         5,767
   Deferred revenue...................................     1,957         1,006
   Income taxes payable...............................     1,930           826
   Accrued reorganization costs.......................     1,866         1,376
                                                        --------      --------
       Total current liabilities......................    48,828        99,078
 Other long term liabilities..........................       863           863
 Accrued contingent consideration.....................     4,793         6,099
 Long- term debt, net of current portion..............    58,358         1,030
                                                        --------      --------
          Total liabilities...........................   112,842       107,070
                                                        --------      --------
Stockholders' Equity:
   Preferred stock, $.01 par value; 5,000,000
    shares authorized; none issued and outstanding....        --            --
   Common stock, $.01 par value; 40,000,000 shares
    authorized; 21,804,635 and  21,801,283 shares
    issued and outstanding, respectively..............       218           218
   Additional paid-in capital.........................   201,887       201,880
   Common stock issuable as contingent consideration..     7,189         9,148
   Retained earnings..................................     2,673         3,288
                                                        --------      --------
       Total stockholders' equity.....................   211,967       214,534
                                                        --------      --------
       Total liabilities and stockholders' equity.....  $324,809      $321,604
                                                        ========      ========


          See accompanying notes to consolidated financial statements.

PROVANT, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE  DATA)


                                                         Three months ended
                                                            September 30,
                                                      ------------------------
                                                          2000         2001
                                                      -----------   ----------
 Total revenue......................................  $    53,690   $   44,596
 Cost of revenue....................................       20,791       20,539
                                                      -----------   ----------
      Gross profit..................................       32,899       24,057
Selling, general and administrative expenses........       25,520       22,255
Goodwill amortization...............................        1,446           --
                                                      -----------   ----------
Income from operations..............................        5,933        1,802
Other income (expense), net.........................           (3)           5

Interest expense, net...............................       (1,082)      (1,214)
                                                      -----------   ----------
       Income before income taxes...................        4,848          593
Provision (benefit) for income taxes................        2,518          (22)
                                                      -----------   ----------
       Net income ..................................  $     2,330   $      615
                                                      ===========   ==========

Earnings per common share:
Basic...............................................        $0.11        $0.03
Diluted.............................................        $0.11        $0.02

Weighted average common shares outstanding:
Basic...............................................   21,070,011   21,803,542
Diluted.............................................   21,989,619   39,201,663


          See accompanying notes to consolidated financial statements.

PROVANT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
                                                               Three Months
                                                            Ended September 30,
                                                           --------------------
                                                             2000       2001
                                                           -------     -------
Cash flows from operating activities:
Net income ............................................    $ 2,330     $   615
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
   Depreciation and amortization.......................      2,247       1,439
   Write-off of accounts receivable....................        (28)       (770)
Changes in operating assets and liabilities:
   Accounts receivable.................................     (5,050)      3,286
   Inventory...........................................        (84)       (178)
   Costs in excess of billings.........................     (1,818)        877
   Prepaid expenses and other current assets...........       (101)      3,646
   Other assets........................................        320         529
   Accounts payable and accrued expenses...............     (2,651)     (3,549)
   Accrued compensation................................     (1,405)     (2,254)
   Billings in excess of costs.........................     (1,294)      1,611
   Deferred revenue....................................      1,002      (2,076)
   Income taxes payable................................      1,855      (1,104)
   Accrued reorganization costs........................       (781)       (490)
                                                           -------     -------
     Total adjustments.................................     (7,788)        967
                                                           -------     -------
     Net cash provided by (used in) operating
      activities.......................................     (5,458)      1,582
                                                           -------     -------
Cash flows from investing activities:
   Acquisitions, net of cash...........................     (3,027)         --
   Payment of acquisition related costs................       (110)       (141)
   Additions to property and equipment.................     (2,902)       (524)
   Additions to capitalized product development costs..         --      (1,338)
                                                           -------     -------
     Net cash used in investing activities.............     (6,039)     (2,003)
                                                           -------     -------
Cash flows from financing activities:
  Issuance of common stock, net of offering costs......        296          (7)
  (Repayments)/Borrowings on line of credit............     10,000        (500)
  Cash overdraft.......................................         --       3,228
  (Repayments)/Borrowings of notes payable.............       (428)     (3,067)
                                                           -------     -------
    Net cash provided by (used in) financing
        activities.....................................      9,868        (346)
                                                           -------     -------
Net decrease in cash and cash equivalents..............     (1,629)       (767)
Cash and cash equivalents, beginning of period.........      2,232         767
                                                           -------     -------
Cash and cash equivalents, end of period...............    $   603     $    --
                                                           =======     =======

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest.................................    $ 1,082     $ 1,042
                                                           =======     =======
Cash paid for income taxes.............................    $ 2,518     $   558
                                                           =======     =======

          See accompanying notes to consolidated financial statements.

PROVANT, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Provant, Inc., a Delaware corporation (collectively, with its subsidiaries, "Provant" or the "Company"), provides a broad range of performance improvement training services and products to Fortune 1000 companies, other large and medium-sized corporations and government entities. The Company's objective is to enhance its position as a leading provider of high-quality performance improvement training services and products that are distributed through multiple delivery methods.

On May 4, 1998, Provant completed the initial public offering (the "IPO") of its common stock (the "Common Stock") and simultaneously acquired in separate merger transactions seven companies engaged in providing performance improvement training services and products (collectively, referred to as the "Founding Companies"). Since the completion of the IPO, the Company acquired in separate transactions 16 additional businesses (the "Subsequent Acquisitions") engaged in providing performance improvement training services and products (collectively, such companies are referred to with the Founding Companies as the "Operating Companies").

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


BASIS OF PRESENTATION

The information contained in the following notes to the accompanying consolidated financial statements is condensed from that which would appear in the annual consolidated audited financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K for the year ended June 30, 2001 filed by Provant with the Securities and Exchange Commission.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of operations and cash flows for the periods presented. The Company prepares its interim financial information in accordance with generally accepted accounting principles. Interim results are not necessarily indicative of results to be expected for the entire year.


2.  CONTINGENT CONSIDERATION

 During the three months ended September 30, 2000, Provant issued no contingent consideration. In October 2000, the Company paid contingent consideration consisting of cash of $1.0 million and 183,542 shares of Common Stock valued at $1.3 million.

The merger agreements with respect to four of the Subsequent Acquisitions continue to provide for the payment of contingent consideration of cash and/or shares of Common Stock if certain performance criteria are met over future periods ranging from one to three years. The contingent consideration will be paid in cash and shares of Common Stock in accordance with a formula based on the relationship of defined earnings before interest and taxes ("EBIT") of the acquired business to a specified baseline EBIT target and certain other adjustments. Contingent consideration of cash and/or shares of Common Stock up to maximum amounts of $19.6 million could be payable based on performance criteria associated with the three years ended December 31, 2001 and the two years ended June 30, 2001. The Company has accrued $15.2 million through September 30, 2001, the amount payable estimated by management.

On November 6, 2001, the Company consummated the sale of Sales Performance International, Inc. and Solution Selling, Inc. to the former majority stockholder of Sales Performance International, Inc. (See Note 8), two of the Subsequent Acquisitions that had the contingent consideration obligations mentioned above. The Company's obligation to pay any contingent consideration, either cash or stock, pursuant to the Sales Performance International, Inc. and Solution Selling, Inc. June 1999 acquisition agreements terminated. The Company had accrued $10.3 million of contingent consideration related to these companies through September 30, 2001, of which $8.3 million will be reversed in the second quarter of fiscal 2002.

3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share data):

                                                           Three Months Ended
                                                              September 30,
                                                        ------------------------
Numerator:                                                  2000         2001
                                                        -----------   ----------
  Basic and diluted net income                               $2,330         $615
                                                        ===========   ==========
Denominator:
Basic weighted average common shares outstanding........ 21,070,011   21,803,542
Shares that may be issued as contingent consideration... 657,542 17,012,000 Effect of dilutive securities: stock options, warrants
  and convertible notes payable.........................    262,066      386,121
                                                         ----------   ----------
Diluted weighted average common shares outstanding...... 21,989,619   39,201,663

Basic earnings per common share                               $0.11        $0.03
                                                         ==========   ==========
Diluted earnings per common share                             $0.11        $0.02
                                                         ===========  ==========

On November 6, 2001, the Company ceased to have any obligation to issue as contingent consideration 9,160,000 shares of Common Stock listed above at September 30, 2001 (See Note 2).

The following securities that could potentially dilute future basic earnings per common share were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive:

                                                           Three Months Ended
                                                              September 30,
                                                         ----------------------
                                                            2000         2001
                                                         ---------    ---------
Stock options........................................... 3,273,286    4,102,930
Warrants................................................   726,388      877,262
Convertible notes payable...............................   422,880           --
                                                         ---------    ---------
Total................................................... 4,422,554    4,980,192
                                                         =========    =========

4.  REORGANIZATION AND OTHER CHARGES

In the third and fourth quarters of fiscal 2000, the Company recorded charges of $11.7 million related to its reorganization program. Of this $11.7 million, approximately $1.4 million was recorded through cost of sales, $2.0 million was recorded through selling, general and administrative expense and $8.3 million was recorded as a reorganization charge.

The reorganization program includes the elimination of certain executive positions, reduction in service delivery and administrative employees, combination of certain redundant operating facilities, abandonment of certain property, equipment and leasehold improvements, and the elimination of certain services and products which are not material to the Company's business. As part of the reorganization program, the Company plans to terminate approximately 190 employees, of which, 178 employees were terminated as of September 30, 2001.

The following table summarizes the activity related to the reorganization program reserves during the quarter ended September 30, 2001 (in thousands):


                                             Beginning     Cash      Ending
                                              Balance    Payments    Balance
                                             ---------   --------    -------
Severance benefits........................     $680        $330        $350
Exit costs................................    1,186         160       1,026
                                             ------        ----      ------
Total                                        $1,866        $490      $1,376
                                             ======        ====      ======

The Company expects to make future cash payments of approximately $0.7 million in fiscal 2002 and $0.7 million in fiscal 2003 and beyond. The severance and lease obligations will be disbursed over a period based upon the terms of the severance and lease agreements.

5.  LINE OF CREDIT FACILITY

The Company had a $65.0 million credit facility with related borrowings of $53.5 million at September 30, 2001. The credit facility is guaranteed by all of the Company's subsidiaries and secured by a pledge of all of the assets of the Company and each of its subsidiaries. The credit facility may be used for working capital and general corporate purposes with certain limitations. The credit facility (i) generally prohibits the payment of dividends and other distributions by the Company, (ii) generally does not permit the Company to incur or assume other indebtedness, (iii) requires the Company to comply with certain financial covenants, and (iv) requires the Company to obtain approval to draw on the facility to pay contingent consideration. At September 30, 2001, the Company was not in compliance with certain financial covenants under the credit facility. On November 13, 2001, the Company received a waiver of this non-compliance from the credit facility banks, which waiver is subject to the agreement by November 30, 2001 of the Company and the banks to an amendment to the credit facility agreement that, among other things, will require the Company to take certain actions to facilitate refinancing the credit facility and could require the payment of additional fees to the banks under certain circumstances. The failure of the Company to execute the required amendment or take any actions to be required therein, or obtain a waiver from the banks of any such failures, would result in a default under the credit facility. On November 13, 2001, the outstanding balance under the credit facility was $47.4 million. In connection with the waiver and the sale of Sales Performance International, Inc, and Solution Selling, Inc., availability under the credit facility was reduced to $50 million, the interest rate under the facility was increased to prime plus 2.5% (or LIBOR plus 4.5%) and the Company paid the banks a $500,000 fee previously owed.

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

The following is a reconciliation of net cash paid for acquisitions during the three months ended September 30, 2000 ( in thousands):

  Fair value of assets acquired ...........................    $12,079
  Liabilities assumed......................................       (840)
  Issuance of convertible and non-convertible notes
    payable................................................     (6,789)
  Fair value of Common Stock and warrant consideration.....     (1,168)
                                                               -------
                                                                 3,282
  Less cash acquired.......................................       (255)
                                                               -------
           Net cash paid for acquisitions..................     $3,027
                                                               =======

The Company did not acquire any companies during the three months ended September 30, 2001.


7.  SEGMENT REPORTING

During fiscal 2001, the Company organized its operating entities into six operating segments. All prior year information has been restated to conform to the current year corporate organization. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance.


The Company's six reportable segments are: Performance Solutions group, Government group, Leadership group, Project Management group, Technology & Development group, and Vertical Market group. The "Other" column includes the Company's corporate expenses which are not allocated to the operating segments as they are not utilized by the chief operating decision maker as a measure of performance.


The Company's reportable segments are organized in separate business units with different management, customers, and services. The respective segments account for their respective businesses using the same accounting policies as described in Note 2 to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended June 30, 2001. Summarized financial information concerning the Company's reportable segments, net of inter-company transactions, is shown in the following tables (in thousands):

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001



                          Performance                             Project     Technology &  Vertical
                           Solutions   Government   Leadership   Management   Development    Market     Other      Total
                          -----------  ----------   ----------   ----------   ------------  --------    ------    --------
External revenue.........   $11,033      $11,625     $ 6,694       $4,741      $ 4,951      $ 5,552     $   --    $ 44,596

Cost of  revenue.........     3,081        7,512       2,536        2,963        1,337        3,110         --      20,539
                             ------      -------     -------      -------       ------       ------    -------    --------
Gross profit.............     7,952        4,113       4,158        1,778        3,614        2,442         --      24,057

SG&A expenses............     6,297        3,303       2,936        2,540        2,676        2,892      1,611      22,255
                            -------      -------     -------      -------      -------       ------    -------    --------
Income (loss) from
  operations.............   $ 1,655      $   810     $ 1,222      $  (762)     $   938      $  (450)   $(1,611)   $  1,802
                            =======      =======     =======      =======      =======      =======    =======    ========

Total assets at 9/30/01..   $87,224      $63,406     $14,432      $54,605      $42,865      $47,862    $11,210    $321,604
                            =======      =======     =======      =======      =======      =======    =======    ========


                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000




                          Performance                             Project     Technology &  Vertical
                           Solutions   Government   Leadership   Management   Development    Market     Other      Total
                          -----------  ----------   ----------   ----------   ------------  --------    ------    --------
External revenue.........   $14,652      $10,136     $ 8,367       $ 8,470      $ 5,494     $ 6,571    $    --    $ 53,690

Cost of revenue..........     3,654        6,000       2,155         4,439        1,663       2,880         --      20,791
                            -------      -------     -------       -------      -------     -------    -------    --------
Gross profit.............    10,998        4,136       6,212         4,031        3,831       3,691         --      32,899

SG&A expenses............     7,545        3,347       3,877         2,126        3,382       2,925      2,318      25,520

Goodwill amortization....       417          343          21           285          171         209         --       1,446
                            -------      -------     -------       -------      -------     -------    -------    --------
Income (loss) from
  operations.............   $ 3,036      $   446     $ 2,314       $ 1,620      $   278     $   557    $(2,318)   $  5,933
                            =======      =======     =======       =======      =======     =======    =======    ========
Total assets at 9/30/00..   $83,101      $62,661     $15,531       $59,923      $36,883     $54,094    $ 6,976    $319,169
                            =======      =======     =======       =======      =======     =======    =======    ========


8. SUBSEQUENT EVENTS

On November 6, 2001, the Company consummated the sale of Sales Performance International, Inc. (including Resolution Software, Inc.) and Solution Selling, Inc. to a company controlled by the former majority stockholder of Sales Performance International, Inc., which former stockholder was an officer, director and employee of Sales Performance International at the time of the sale. The decision to sell these businesses was based, in part, upon the determination that the niche high-end sales training provided by these operating companies through the Solution Selling methodology does not fit well with the Company's long-term strategic plan. The purchaser paid the Company approximately $19.5 million in cash and 517,325 shares of Provant's Common Stock as the purchase price for the sale. Included in the assets of the companies sold was $1.2 million in cash. The Company's obligation to pay any contingent consideration, either cash or stock, pursuant to the June 1999 Sales Performance International, Inc. acquisition agreement has been terminated. The Company used $4.4 million of the proceeds of the sale to prepay a seller note to the former owner of the Solution Selling business and used $2.0 million of the proceeds to satisfy in full all remaining obligations to pay contingent consideration, whether cash or stock, under the June 1999 Solution Selling acquisition agreement. The remaining $12 million of the net proceeds from the sale were used to pay down the Company's credit facility. As a result of the sale of the Sales Performance International, Inc. and Solution Selling, Inc. businesses, the Company will recognize in the second quarter of fiscal 2002 a pre-tax loss of approximately $15.0 million on the sale, primarily due to the elimination of related goodwill (See Item 5).

9. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued SFAS No. 144, Impairment on Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the criteria required for classifying an asset as held-for-sale have been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the income statement under the new rules. The Company is currently evaluating the impact of SFAS No. 144 to its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             This report on Form 10-Q contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of any number of factors, many of which are beyond the control of management. These factors include the Company's risks of integration, risks of internal growth, risks associated with the Company's acquisition strategy, and the Company's ability to attract and retain key personnel, to name a few, and are hereby incorporated by reference from the risk factors included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 as filed with the Securities and Exchange Commission.

All references to years, unless otherwise noted, refer to our fiscal year, which ends on June 30. For example, a reference to 2002 means the 12-month period that ends on June 30, 2002. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.


RESULTS OF OPERATIONS

              The following historical consolidated financial information represents the operations of Provant and its subsidiaries. For acquisitions accounted for under the purchase method of accounting, the operating results have been included from the date of acquisition. For the Senn-Delaney Leadership acquisition, accounted for under the pooling-of-interests method of accounting, the operating results have been included for all periods presented.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     This consolidated information has been derived from our financial statements included elsewhere herein.

                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                            ------------------------------------------------
                                              2000      PERCENTAGE       2001     PERCENTAGE
                                                        OF  REVENUE               OF REVENUE
                                            --------    -----------    -------   -----------
                                                         (DOLLARS IN THOUSANDS)

       Total revenue.................        $53,690       100.0%       $44,596     100.0%
       Cost of revenue...............         20,791        38.7         20,539      46.1
                                             -------     -------        -------   -------
       Gross profit..................         32,899        61.3         24,057      53.9
       Selling, general and
         administrative expenses.....         25,520        47.5         22,255      49.9
       Goodwill amortization.........          1,446         2.7             --        --
                                             -------     -------         ------   -------

       Income from operations........          5,933        11.1          1,802       4.0
       Other income (expense), net...             (3)         --              5        --
       Interest expense, net.........          1,082         2.0          1,214       2.7
       Provision (benefit) for income
        taxes........................          2,518         4.7            (22)       --
                                             -------      ------         ------   -------
       Net income ...................        $ 2,330         4.3%        $  615       1.4%
                                             =======      =======        ======   =======

REVENUE BY OPERATING SEGMENT

                                             THREE MONTHS ENDED SEPTEMBER 30,
                                          -------------------------------------
                                             2000         2001        PERCENT
                                                                      CHANGE
                                          ----------     -------      -------
                                               (DOLLARS IN THOUSANDS)
   Performance Solutions                   $ 14,652      $11,033       (24.7)%
   Government                                10,136       11,625        14.7
   Leadership Consulting                      8,367        6,694       (20.0)
   Project Management                         8,470        4,741       (44.0)
   Technology and Development                 5,494        4,951        (9.9)
   Vertical Markets                           6,571        5,552       (15.5)
                                           --------      -------      -------
   Total Revenue                           $ 53,690      $44,596       (16.9)%
                                           ========      =======      =======

         Revenues for the first quarter of 2002 were $44.6 million, a decrease of $9.1 million, or 16.9%, from the first quarter of 2001. Our revenue decrease resulted primarily from the difficult economic conditions that many of our clients' industries are experiencing, as exacerbated by the events of September 11, 2001, which led many of our clients to defer spending on workplace improvement solutions. This decrease in revenue was spread across almost all of our operating groups with the exception of the Government group. The operating groups that were most significantly affected by these difficult economic conditions were the Leadership Consulting, Project Management and Vertical Markets groups.

         The Project Management group's revenues decreased by $3.7 million, or 44.0%, in the first quarter of 2002 due to continued weakness in the telecommunication and technology segments of the national economy. These two industry segments have been large users of our project management services. Revenues in this group also declined in the first quarter of 2002 because the contingent consideration measurement period for the businesses we acquired in this group ended on June 30, 2001.

         The Technology and Development group's revenues decreased by $0.6 million, or 9.9%, in the first quarter of 2002, primarily as a result of our decision in 2001 to outsource the distribution portion of our media business to a third party in exchange for royalties on products sold.

GROSS PROFIT BY OPERATING SEGMENT

                                       THREE MONTHS ENDED SEPTEMBER 30,
                              -------------------------------------------------
                                2000      GROSS        2001      GROSS   PERCENT
                                          MARGIN                MARGIN   CHANGE
                              --------    ------     -------    -------  -------
                                           (DOLLARS IN THOUSANDS)
Performance Solutions         $ 10,998     75.1%     $ 7,952     72.1%   (27.7)%
Government                       4,136     40.8        4,113     35.4     (0.6)
Leadership Consulting            6,212     74.2        4,158     62.1    (33.1)
Project Management               4,031     47.6        1,778     37.5    (55.9)
Technology and Development       3,831     69.7        3,614     73.0     (5.7)
Vertical Markets                 3,691     56.2        2,442     44.0    (33.8)
                             ---------     ----      -------     ----    -----
Total Gross Profit           $ 32,899      61.3%     $24,057     53.9%   (26.9)%
                             ========      ====      =======     ====   ======

         Overall, our gross profit in the first quarter of 2002 was $24.1 million, a decrease of $8.8 million, or 26.9%, from the $32.9 million reported in the first quarter of 2001. The reduction in gross profit resulted from the revenue reduction associated with the difficult economic conditions that many of our clients' industries are experiencing coupled with certain fixed costs that remained constant. Gross margin decreased to 53.9% in the first quarter of 2002 compared to 61.3% in first quarter of 2001. The operating groups that were most significantly affected by these difficult economic conditions were the Leadership Consulting, Project Management and Vertical Markets groups.

         The Leadership Consulting group's gross profit decreased by $2.0 million, or 33.1%, in the first quarter of 2002, and gross margin decreased to 62.1%, from 74.2% in the first quarter of 2001. The reduction in both gross profit and gross margin is due principally to contract implementation delays.

         The Project Management group's gross profit decreased by $2.3 million, or 55.9%, in the first quarter of 2002, and gross margin decreased to 37.5%, from 47.6% in the first quarter of 2001. The decline in gross profit and gross margin was a result of lower revenues due to continuing weakness in the telecommunication and technology segments of the national economy. These two industry segments have been large users of our project management services.

          The Leadership Consulting and Project Management groups are the two segments of our business that primarily use full-time service providers. Changes in demand for the services of these groups can result in fluctuations in our gross margins if we do not promptly adjust staffing levels. Persistent weakness in the telecommunication and technology sectors of the national economy has decreased demand for our project management services and resulted in some overcapacity in our staffing for project management services. We continue to monitor and adjust our staffing levels.

         The Vertical Markets group's gross margin decreased by $1.2 million, or 33.8%, in the first quarter of 2002 and the group's gross margin decreased to 44.0% from the 56.2% reported in the first quarter of 2001. The reduction in gross margin and gross profit was primarily due to continued weakness in the telecommunication and retail segments of the national economy, which led many of our clients to decrease spending on workplace improvement solutions.

         The Technology and Development group's gross margin increased from 69.7% to 73.0%, in the first quarter of 2002, primarily as a result of our decision in 2001 to outsource the distribution portion of our media business to a third party in exchange for royalties on products sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES BY OPERATING SEGMENT


                                        THREE MONTHS ENDED SEPTEMBER 30,
                             ---------------------------------------------------
                               2000    PERCENT OF   2001   PERCENT OF  PERCENT
                                        SEGMENT             SEGMENT     CHANGE
                                        REVENUE             REVENUE
                             -------   ---------- -------   ---------  --------
                                            (DOLLARS IN THOUSANDS)
Performance Solutions        $ 7,545     51.5%    $ 6,297    57.1%      (16.5)%
Government                     3,347     33.0       3,303    28.4        (1.3)
Leadership Consulting          3,877     46.3       2,936    43.9       (24.3)
Project Management             2,126     25.1       2,540    53.6        19.5
Technology and Development     3,382     61.6       2,676    54.1       (20.9)
Vertical Markets               2,925     44.5       2,892    52.1        (1.1)
Corporate Office               2,318      N/A       1,611     N/A       (30.5)
                             -------     ----     -------    ----       -----
Total                        $25,520     47.5%    $22,255    49.9%      (12.8)%
                             =======     ====     =======    ====       =====


         Total selling, general and administrative ("SG&A") expenses decreased by $3.2 million, or 12.8%, to $22.3 million in the first quarter of 2002, from $25.5 million in the first quarter of 2001. SG&A as a percentage of revenue increased from 47.5% in the first quarter of 2001 to 49.9% in the first quarter of 2002. The decrease in SG&A expenses was primarily due to lower selling expenses and other cost containment activities that we have undertaken due to the weakening economic conditions.

         The Project Management group's SG&A expenses increased by $0.4 million, or 19.5%, in the first quarter of 2002. The increase in SG&A expenses is primarily due to the severance and other expenses associated with the work force reductions.

         The corporate office's SG&A expenses decreased by $0.7 million, or 30.5%, to $1.6 million in the first quarter of 2002, primarily due to a reduction of discretionary spending, the effects of staffing reductions and the reduction of some reserves deemed to be in excess of our requirements.

GOODWILL AMORTIZATION

         Goodwill amortization decreased by $1.4 million in the first quarter of 2002. The decrease in amortization is directly related to our early adoption on July 1, 2001 of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives as to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In subsequent quarters, the Company will evaluate goodwill balances under the transitional impairment test outlined in SFAS No. 142 and will determine whether or not there is an impairment loss.

INCOME FROM OPERATIONS

      Income from operations was $1.8 million in the first quarter of 2002, compared to $5.9 million in the first quarter of 2001, a decrease of 69.6%.

INTEREST EXPENSE, NET

      Interest expense, net increased $0.1 million to $1.2 million in the first quarter of 2002 from $1.1 million in the first quarter of 2001. The increase in interest expense is primarily due to increased average borrowings under our line of credit as a result of cash and notes paid for acquisitions completed during 2000 and 2001 and contingent consideration paid during 2001.

INCOME TAXES

      Provision for income taxes decreased from $2.5 million in first quarter of 2001 to a small benefit for income taxes in the first quarter of 2002. The decrease in the income tax provision was primarily due to lower pre-tax income in 2002 and the reduction of certain tax reserves that were deemed to be in excess of our requirements during the first quarter of 2002. Historically, our effective tax rate is higher than the statutory tax rate primarily due to the nondeductibility of our goodwill amortization for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

         We used approximately $5.5 million of net cash in operating activities during the first quarter of 2001 while generating approximately $1.6 million in net cash during the first quarter of 2002. Net cash used in investing activities was $6.0 million in the first quarter of 2001, primarily for acquisitions of businesses, purchases of property and equipment and capitalization of internal product development efforts. Net cash used in investing activities was $2.0 million in the first quarter of 2002, primarily for the capitalization of internal product development efforts and purchases of property and equipment.

         As of September 30, 2001, we had outstanding indebtedness under our $65.0 million credit facility of $53.5 million. The credit facility is guaranteed by all of Provant's subsidiaries and secured by a pledge of all of the assets of Provant and the assets of each of its subsidiaries. We can use the credit facility for working capital and general corporate purposes, with certain limitations. The credit facility (i) generally prohibits us from paying dividends and other distributions, (ii) generally does not permit us to incur or assume other indebtedness, (iii) requires us to comply with certain financial covenants and (iv) requires us to obtain approval to draw on the facility to pay contingent consideration. At September 30, 2001 we were not in compliance with certain financial covenants under the credit facility. On November 13, 2001, we received a waiver of this non-compliance from the credit facility banks, which waiver is subject to the agreement by November 30, 2001 of the Company and the banks to an amendment to the credit facility agreement that, among other things, will require us to take certain actions to facilitate refinancing the credit facility and could require the payment of additional fees to the banks under certain circumstances. The failure of the Company to execute the required amendment or take any actions to be required therein, or obtain a waiver from the banks of any such failures, would result in a default under the credit facility. On November 13, 2001, the outstanding balance under the credit facility was $47.4 million. In connection with the waiver and the sale of Sales Performance International, Inc, and Solution Selling, Inc., availability under the credit facility was reduced to $50 million, the interest rate under the facility was increased to prime plus 2.5% (or LIBOR plus 4.5%) and we paid the banks a $500,000 fee previously owed.

         On November 6, 2001, we consummated the sale of Sales Performance International, Inc. (including Resolution Software, Inc.) and Solution Selling, Inc. to a company controlled by the former majority stockholder of Sales Performance International, Inc., which former stockholder was an officer, director and employee of Sales Performance International at the time of the sale. The decision to sell these businesses was based, in part, upon the determination that the niche high-end sales training provided by these operating companies through the Solution Selling methodology does not fit well with the Company's long-term strategic plan. The purchaser paid us approximately $19.5 million in cash and 517,325 shares of our Common Stock as the purchase price for the sale. Included in the assets of the companies sold was $1.2 million in cash. Our obligation to pay any contingent consideration, either cash or stock, pursuant to the June 1999 Sales Performance International, Inc. acquisition agreement has been terminated. We used $4.4 million of the proceeds of the sale to prepay a seller note to the former owner of the Solution Selling business and used $2.0 million of the proceeds to satisfy in full all remaining obligations to pay contingent consideration, whether cash or stock, under the June 1999 Solution Selling acquisition agreement. The remaining $12 million of the net proceeds from the sale were used to pay down our credit facility. As a result of the sale of Sales Performance International, Inc. and the Solution Selling, Inc. businesses, we will recognize in the second quarter of fiscal 2002 a pre-tax loss of approximately $15.0 million on the sale, primarily due to the elimination of related goodwill.

           We are currently obligated to pay up to $6.0 million as contingent consideration pursuant to the November 1998 acquisition agreement, relating to our acquisition of Strategic Interactive, Inc. The contingent consideration is payable as 40% in cash and 60% in stock, with the value of the stock being the average of the last sale prices of our Common Stock for the 10 consecutive trading days following the date on which we file our Quarterly Report on Form 10-Q with the Securities and Exchange Commission for the quarter ended December 31, 2001. Based upon the price of our Common Stock as of November 7, 2001, this would result in the issuance of up to 6.1 million shares of Common Stock.

          We have retained an investment banking firm to raise additional financing, primarily through a sale of debt securities and warrants. The principal purposes of the financing will be the payment of our existing bank debt, along with the discharge of other obligations we incurred in conjunction with past acquisitions, including the payment of contingent consideration. If the contemplated debt offering is successful, of which there can be no assurances, then we anticipate that the proceeds of the notes, our cash flow from operations and a new working capital line of credit that we anticipate entering into will provide cash sufficient to satisfy our future acquisitions, working capital needs, debt service requirements and planned capital expenditures for the next 12 months.

         We have two effective shelf registration statements on Form S-4. Each registration statement relates to the issuance of up to 3,000,000 shares of common stock in connection with acquisitions. Of those shares, 3,942,430 shares have been issued through November 7, 2001, and a currently indeterminable number of shares may become issuable as contingent consideration under these two registration statements with respect to our acquisition of Strategic Interactive, Inc.

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

         As of the date of adoption, we had unamortized goodwill in the amount of $242.8 million and had no unamortized identifiable intangible assets which will be subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill was $1.4 million for the three months ended September 30, 2000. Because of the extensive effort needed to comply with adopting SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adopting these statements on our financial statements. However, we believe that the adoption of a fair value standard to value goodwill will likely result in a significant income statement charge as compared with the historical basis of valuing goodwill which we are currently required to use. Such a charge would be recognized as the cumulative effect of a change in accounting principle.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         The Company is exposed to interest rate risk in the ordinary course of business. For fixed rate debt, interest rate changes affect the fair value but do not affect earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings or cash flow. A one-percentage point increase in interest rates would have a material effect on our future earnings or cash flow. Based on our borrowings of $53.5 million under the credit facility as of September 30, 2001, a one-percent increase in interest rates would decrease cash flow and earnings, net of taxes, by approximately $0.3 million on an annual basis. Between September 30, 2001 and November 14, 2001 interest rates under the credit facility increased 1.0 percentage point.

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION


On November 6, 2001, the Company consummated the sale of Sales Performance International, Inc. (including Resolution Software, Inc.) and Solution Selling, Inc. to a company controlled by the former majority stockholder of Sales Performance International, Inc., which former stockholder was an officer, director and employee of Sales Performance International at the time of the sale. The decision to sell these businesses was based, in part, upon the determination that the niche high-end sales training provided by them through the Solution Selling methodology does not fit well with the Company's long-term strategic plan. The purchaser paid the Company approximately $19.5 million in cash and 517,325 shares of Provant's Common Stock as the purchase price for the sale. Included in the assets of the companies sold was $1.2 million in cash. The Company's obligation to pay contingent consideration, whether in cash or in stock, under the June 1999 Sales Performance International acquisition agreement has been terminated.

The unaudited pro forma consolidated Balance Sheet presented below was prepared as if the sales of Sales Performance International, Inc. and Solution Selling, Inc. had occurred on September 30, 2001. The unaudited pro forma consolidated Statements of Operations for the twelve months ended June 30, 2001 and the three months ended September 30, 2001 presented below consist of the income statement data presented in these consolidated financial statements excluding income statement data for Sales Performance International, Inc. and Solution Selling, Inc. as if they were sold at the beginning of the periods presented.

                PRO FORMA CONSOLIDATED BALANCE SHEET (UNAUDITED)
                            AS OF SEPTEMBER 30, 2001

                                                                              (DOLLARS IN THOUSANDS)

ASSETS                                           HISTORICAL      (1)           (2)           (3)         (4)        PRO FORMA
                                                 ----------      ---           ---           ---         ---        ---------
Current Assets
  Cash                                            $    --          587       (1,200)                      613      $     --
  Accounts Receivable, net                         40,736       (5,614)                                               35,122
  Inventory                                         4,736                                                              4,736
  Deferred Taxes                                    4,053                                                              4,053
  Costs in excess of billings                       3,629                                                              3,629
  Prepaids and other current assets                 5,829           (3)                                                5,826
                                                 --------       ------       -------      -------       ------      --------
  Total current assets                             58,983       (5,030)       (1,200)                      613        53,366

Property plant and equipment, net                   8,852       (1,346)                                                7,506
Other assets                                        7,522          (87)                                                7,435
Goodwill, net                                     246,247      (28,244)                                 (8,275)      209,728
                                                 --------      -------       -------      -------       ------      --------
Total Assets                                     $321,604      (34,707)       (1,200)                   (7,662)     $278,035
                                                 ========      =======       =======      =======       ======      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit                                 $ 53,500                    (19,550)                    6,395      $ 40,345
  Current portion of other debt                    10,924                                               (4,395)        6,529
  Accounts payable and accrued expenses            25,679         (667)                      (114)         613        25,511
  Other liabilities                                 8,975         (240)                                                8,735
                                                 --------      -------       -------      -------      -------      --------
Total current liabilities                          99,078         (907)      (19,550)        (114)       2,613        81,120
Accrued contingent consideration                    6,099                                               (4,110)        1,989
Other long term liabilities                           863                                                                863
Long term debt, net of current portion              1,030                                                              1,030
                                                 --------      -------       -------      -------      -------      --------
Total liabilities                                 107,070         (907)      (19,550)        (114)      (1,497)       85,002
Stockholders' equity:
  Common stock and APIC                               218                                                                218
  Additional paid - in capital                    201,880                       (258)                                201,622
  Shares issuable as contingent consideration       9,148                                               (6,165)        2,983
  Retained earnings                                 3,288                                 (15,078)                   (11,790)
                                                 --------      -------       -------      -------      -------      --------
Total Stockholders' Equity                        214,534                       (258)     (15,078)      (6,165)      193,033
                                                 --------      -------       -------      -------       ------      --------
Total liabilities and stockholders' equity       $321,604         (907)      (19,808)     (15,192)      (7,662)     $278,035
                                                 ========      =======       =======      =======       ======      ========

(1) ELIMINATE THE NET ASSETS AND LIABILITIES OF THE SALES PERFORMANCE INTERNATIONAL AND SOLUTION SELLING BUSINESSES
(2) RECORD THE CONSIDERATION RECEIVED ON THE SALE TRANSACTION
(3) RECORD THE LOSS ON THE SALE TRANSACTION
(4) RECORD THE CREDIT FACILITY AND SENIOR NOTE DEBT PAYDOWN, THE PAYMENT OF THE CONTINGENT CONSIDERATION AND THE ELIMINATION OF CONTINGENT CONSIDERATION.

           Pro Forma Consolidated Statement of Operations (Unaudited) for the twelve months ended June 30, 2001

                      (in thousands except per share data)


                                                HISTORICAL       (1)           (2)       PRO FORMA
                                                ----------       ---           ---       ---------
Revenues                                        $ 206,869      (20,125)                  $186,744
Cost of revenues                                  (82,774)       6,259                    (76,515)
                                                 --------      -------       -------      --------

Gross Profit                                      124,095      (13,866)                    110,229
SG&A expenses                                    (114,037)       5,762                    (108,275)
                                                ---------      -------       -------      --------

Operating income, prior to goodwill                10,058       (8,104)                      1,954
Goodwill amortization                              (6,003)         683                      (5,320)
                                                ---------      -------       -------      --------

Income (loss) from operations                       4,055       (7,421)                     (3,366)

Interest expense, net                              (4,945)                       720        (4,225)
                                                ---------      -------       -------       -------

Income (loss) before income taxes                    (890)      (7,421)          720        (7,591)
Income tax (provision) benefit                     (2,045)       3,242          (288)          909
                                                ---------      -------       -------       -------

Net income  (loss)                              $  (2,935)      (4,179)          432       $(6,682)
                                                =========      =======       =======       =======

Basic shares                                       21,398        (517)                      20,881
Diluted shares                                     21,398        (517)                      20,881
Basic EPS                                       $   (0.14)                                  $(0.32)
Diluted EPS                                     $   (0.14)                                  $(0.32)


(1) ELIMINATE THE OPERATING RESULTS OF THE SALES PERFORMANCE INTERNATIONAL AND SOLUTION SELLING BUSINESSES
(2) RECORD THE INTEREST SAVED ON THE CREDIT FACILITY REPAYMENT OF $12 MILLION.

           Pro Forma Consolidated Statement of Operations (Unaudited)
                  for the three months ended September 30, 2001
                     (in thousands, except per share data)

                                        HISTORICAL           (1)               (2)          PRO FORMA
                                        ----------           ---               ---          ---------
Revenues                                 $ 44,596           (5,195)                          $ 39,401
Cost of revenues                          (20,539)           1,325                           (19,214)
                                         --------          -------           -------         --------

Gross profit                               24,057           (3,870)                            20,187
SG&A expenses                             (22,255)           1,346                            (20,909)
                                         --------          -------           -------         --------
Income (loss) from operations               1,802           (2,524)                              (722)

Interest expense, net                      (1,209)            180                180             (849)
                                         --------          ------            -------         --------

Income (loss) before income taxes             593          (2,344)               180           (1,571)
Income tax (provision) benefit                 22             938                (72)             888
                                         --------          ------            -------         --------

Net income (loss)                        $    615          (1,406)               108         $   (683)
                                         ========          ======            =======         ========

Basic shares                               21,804            (517)                             21,287
Diluted shares                             39,202          (9,677)                             29,525
Basic EPS                                  $ 0.03                                             $ (0.03)
Diluted EPS                                $ 0.02                                             $ (0.03)

(1) ELIMINATE THE OPERATING RESULTS OF THE SALES PERFORMANCE INTERNATIONAL AND SOLUTION SELLING BUSINESSES
(2) RECORD THE INTEREST SAVED ON THE CREDIT FACILITY REPAYMENT OF $12 MILLION.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  A.    Exhibits:

        3.1 By-Laws of the Company, as amended and restated to date, as filed with the Commission on August 1, 2001 as Exhibit 3.1 on Form 8-K and incorporated herein by reference.

       10.1 Agreement with Stockholders dated effective as of September 6, 2001.

  B.    Reports on Form 8-K:

                  Provant filed a Current Report on Form 8-K, dated August 1, 2001, to file a restated copy of the Company's By-Laws, as amended.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PROVANT, INC.


Date: November 14, 2001             By:  /s/ Norman G. Fornella
                                    --------------------------------------------
                                    Norman G. Fornella
                                    Executive Vice President and Chief
                                    Financial Officer