Form 10-Q
period 2001-12-31
PROVANT INC
filed 2002-02-14
CIK 1054853

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

Number of shares of common stock outstanding at February 12, 2002:    21,389,758


================================================================================

                                  PROVANT, INC.

                                      INDEX


                                                                            Page
                                                                            ----
PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets as of December 31, 2001 (unaudited)
   and  June 30, 2001                                                          3

Consolidated Statements of  Operations for the three and six months
   ended December 31, 2001 and 2000 (unaudited)                                4

Consolidated Statements of Cash Flows for the six months ended
   December 31, 2001 and 2000 (unaudited)                                      5

Notes to Interim Unaudited Consolidated Financial Statements                   7

Item 2. Management's Discussion and Analysis of Financial Condition and       13
   Results of Operations

Item 3. Quantitative and Qualitative Disclosure on Market Risk                21

PART II. - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                  22

Item 5.  Other Information                                                    22

Signature                                                                     23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROVANT, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                           December 31,     June 30,
                                                               2001           2001
                                                           ------------    ---------
                                                           (unaudited)     (audited)
Assets
Current Assets:
   Cash and cash equivalents ..........................     $   7,230      $     767
   Accounts receivable, net of allowance for doubtful
       accounts of $1,676 and $2,248 respectively .....        35,023         42,127
   Inventory ..........................................         4,652          4,558
   Deferred income taxes ..............................         3,357          4,053
   Costs in excess of billings ........................         3,209          4,506
   Prepaid expenses and other current assets ..........         4,014          9,475
                                                            ---------      ---------
        Total current assets ..........................        57,485         65,486
   Property and equipment, net ........................         6,842          9,301

   Other assets .......................................           566            975

   Capitalized computer and educational software
       development costs, net .........................         7,514          6,206
   Goodwill, net ......................................       208,524        242,841
                                                            ---------      ---------
           Total assets ...............................     $ 280,931      $ 324,809
                                                            =========      =========

Liabilities and Stockholders' Equity

Current Liabilities:
   Current portion of long-term debt ..................     $  56,216      $  10,507
   Accounts payable ...................................         4,812          4,729
   Accrued expenses ...................................         8,182         15,697
   Accrued compensation ...............................         4,810          7,986
   Billings in excess of costs ........................         5,058          4,156
   Deferred revenue ...................................         1,176          1,957
   Income taxes payable ...............................         1,016          1,930
   Accrued reorganization costs .......................         1,000          1,866
                                                            ---------      ---------
       Total current liabilities ......................        82,270         48,828
 Other long term liabilities ..........................           863            863
 Accrued contingent consideration .....................         2,400          4,793
 Long-term debt, net of current portion ...............           956         58,358
                                                            ---------      ---------
          Total liabilities ...........................        86,489        112,842
                                                            ---------      ---------
 Stockholders' Equity:

   Preferred stock, $.01 par value; 5,000,000 shares
    authorized; none issued and outstanding ...........          --             --
   Common stock, $.01 par value; 40,000,000 shares
    authorized; 21,389,758 and 21,804,635 shares issued
    and outstanding, respectively .....................           213            218
   Additional paid-in capital .........................       201,698        201,887

   Common stock issuable as contingent
    consideration .....................................         3,600          7,189
   Retained earnings (deficit) ........................       (11,069)         2,673
                                                            ---------      ---------
    Total stockholders' equity ........................       194,442        211,967
                                                            ---------      ---------
    Total liabilities and stockholders' equity ........     $ 280,931      $ 324,809
                                                            =========      =========


          See accompanying notes to consolidated financial statements.

PROVANT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                        Three months ended                  Six months ended
                                                            December 31,                      December 31,
                                                  ------------------------------      ------------------------------
                                                      2001              2000              2001              2000
                                                  ------------      ------------      ------------      ------------
Total revenue ...............................     $     40,186      $     56,192      $     84,782      $    109,882
Cost of revenue .............................           18,287            19,562            38,826            40,353
                                                  ------------      ------------      ------------      ------------
   Gross profit .............................           21,899            36,630            45,956            69,529
Selling, general and administrative
 expenses ...................................           20,253            27,704            42,508            53,224
Goodwill amortization .......................             --               1,528              --               2,974
                                                  ------------      ------------      ------------      ------------
Income from operations ......................            1,646             7,398             3,448            13,331
Other income (expense) ......................               14                (2)               19                (5)
Interest expense, net .......................           (1,155)           (1,294)           (2,369)           (2,376)
                                                  ------------      ------------      ------------      ------------
Income before income taxes and extraordinary
 item .......................................              505             6,102             1,098            10,950
Provision for income taxes ..................              324             2,980               302             5,498
                                                  ------------      ------------      ------------      ------------
Income before extraordinary item ............              181             3,122               796             5,452
Extraordinary item:
Loss on sale of business (net of taxes of $0)          (14,542)             --             (14,542)             --
                                                  ------------      ------------      ------------      ------------
Net income (loss) ...........................     $    (14,361)     $      3,122      $    (13,746)     $      5,452
                                                  ============      ============      ============      ============

Earnings (loss) per common share:

Income before extraordinary item:
Basic .......................................     $       0.01      $       0.15      $       0.04      $       0.26
Diluted .....................................     $       0.01      $       0.14      $       0.02      $       0.25

Extraordinary item- Loss on sale of business:
Basic .......................................     $      (0.68)             --        $      (0.67)             --
Diluted .....................................     $      (0.52)             --        $      (0.43)             --

Net income (loss):
Basic .......................................     $      (0.67)     $       0.15      $      (0.63)     $       0.26
Diluted .....................................     $      (0.51)     $       0.14      $      (0.41)     $       0.25

Weighted average common shares outstanding:
Basic .......................................       21,520,636        21,412,767        21,662,089        21,241,389
Diluted .....................................       28,072,406        22,316,805        33,500,755        22,153,212



          See accompanying notes to consolidated financial statements.

PROVANT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                           Six Months Ended December 31,
                                                           -----------------------------
                                                                2001          2000
                                                              --------      --------
Cash flows from operating activities:

Net income (loss) .......................................     $(13,746)     $  5,452

Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
   Depreciation and amortization ........................        3,154         5,258
   Allowance for doubtful accounts ......................         (471)          651
   Loss on sale of business .............................       14,542          --

Changes in operating assets and liabilities:
   Accounts receivable ..................................        5,925        (9,039)
   Inventory ............................................          (94)         (294)
   Costs in excess of billings ..........................        1,297           (92)
   Prepaid expenses and other current assets ............        2,817           144
   Other assets .........................................          (91)          571
   Accounts payable and accrued expenses ................       (2,675)       (4,815)
   Accrued compensation .................................       (3,054)       (1,145)
   Billings in excess of costs ..........................          902          (214)
   Deferred revenue .....................................       (1,812)        1,423
   Accrued reorganization costs .........................         (724)       (1,403)
   Income taxes payable .................................         (780)        2,856
                                                              --------      --------
     Total adjustments ..................................       18,936        (6,099)
                                                              --------      --------
     Net cash provided by (used in) operating
       activities net of impact of acquisitions
       and disposals ....................................        5,190          (647)
                                                              --------      --------

Cash flows from investing activities:
   Acquisitions, net of cash acquired ...................         --          (3,000)
   Payment of acquisition related costs .................         (141)         (516)
   Proceeds from sale of business .......................       18,350          --
   Additions to property and equipment ..................         (487)       (4,776)
   Additions to capitalized product development costs ...       (2,413)         --
   Payment of contingent consideration ..................       (2,000)         (968)
                                                              --------      --------
     Net cash provided by (used in) investing activities        13,309        (9,260)
                                                              --------      --------

Cash flows from financing activities:
  Issuance of common stock, net of offering costs .......           49         1,283
  (Repayments)/Borrowings under line of credit ..........       (4,262)        9,500
  Repayment of notes payable ............................       (7,823)         (723)
                                                              --------      --------
    Net cash provided by (used in) financing activities .      (12,036)       10,060
                                                              --------      --------
Net increase in cash and cash equivalents ...............        6,463           153
Cash and cash equivalents, beginning of period ..........          767         2,232
                                                              --------      --------
Cash and cash equivalents, end of period ................     $  7,230      $  2,385
                                                              ========      ========


          See accompanying notes to consolidated financial statements.

PROVANT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                 Six Months Ended
                                                                   December 31,
                                                               -------------------
                                                                 2001        2000
                                                               -------     -------

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest ...................................     $ 2,504     $ 1,311
                                                               =======     =======
Cash paid for income taxes ...............................     $   561     $ 2,669
                                                               =======     =======

NON CASH INVESTING ACTIVITIES:
Issuance of notes payable for acquired businesses ........     $  --       $ 6,789
                                                               =======     =======
Issuance of stock and warrants for acquired businesses ...     $  --       $ 1,168
                                                               =======     =======
Shares issued as contingent consideration ................     $  --       $ 1,283
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


BASIS OF PRESENTATION

The information contained in the following notes to the accompanying consolidated financial statements is condensed from that which would appear in the annual audited consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K for the year ended June 30, 2001 filed by Provant with the Securities and Exchange Commission.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of December 31, 2001 and the results of operations and cash flows for the periods presented. The Company prepares its interim financial information in accordance with accounting principles generally accepted in the United States of America. Interim results are not necessarily indicative of results to be expected for the entire year.

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

2.  CONTINGENT CONSIDERATION

During the six months ended December 31, 2000, Provant issued contingent consideration consisting of cash of $1.0 million and 183,542 shares of Common Stock valued at $1.3 million.

On November 6, 2001, the Company consummated the sale of Sales Performance International, Inc. and Solution Selling, Inc. to the former majority stockholder of Sales Performance International, Inc. (See Note 7), two of the Subsequent Acquisitions that had the contingent consideration obligations. The Company's obligation to pay any contingent consideration, either cash or stock, pursuant to the Sales Performance International, Inc. and Solution Selling, Inc. June 1999 acquisition agreements terminated. The Company had accrued $10.3 million of contingent consideration related to these companies through September 30, 2001, of which $2.0 million was paid in cash and $8.3 million was reversed in the second quarter of fiscal 2002.

The merger agreements with respect to two of the Subsequent Acquisitions continue to provide for the payment of contingent consideration of cash and/or shares of Common Stock if certain performance criteria are met over future periods ranging from one to three years from the respective acquisition dates. The contingent consideration will be paid in cash and shares of Common Stock in accordance with a formula based on the relationship of defined earnings before interest and taxes ("EBIT") of the acquired business to a specified baseline EBIT target and certain other adjustments. Contingent consideration of cash and/or shares of Common Stock up to maximum amounts of $6.6 million could be payable based on performance criteria associated with the three years ended December 31, 2001 and the two years ended June 30, 2002. The Company has accrued $6.0 million through December 31, 2001, the amount payable estimated by management.

3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share data):

                                                                      Three months ended               Six months ended
                                                                         December 31,                     December 31,
                                                                 ----------------------------     ----------------------------
                                                                     2001             2000            2001             2000
                                                                 -----------      -----------     -----------      -----------
Numerator:
 Income before extraordinary item ..........................     $       181      $     3,122     $       796      $     5,452
                                                                 ===========      ===========     ===========      ===========
 Extraordinary item ........................................     $   (14,542)            --       $   (14,542)            --
                                                                 ===========      ===========     ===========      ===========
 Net income (loss) .........................................     $   (14,361)     $     3,122     $   (13,746)     $     5,452
                                                                 ===========      ===========     ===========      ===========

Denominator:
  Basic weighted average common shares outstanding .........      21,520,636       21,412,767      21,662,089       21,241,389
  Shares to be issued as contingent consideration ..........       6,545,455          611,500      11,778,727          634,521
  Effect of dilutive securities: stock options, warrants and
  convertible notes payable ................................           6,315          292,538          59,939          277,302
                                                                 -----------      -----------     -----------      -----------
  Diluted weighted average common shares outstanding .......      28,072,406       22,316,805      33,500,755       22,153,212
                                                                 ===========      ===========     ===========      ===========

Basic earnings per common share before extraordinary item ..     $      0.01      $      0.15     $      0.04      $      0.26
                                                                 ===========      ===========     ===========      ===========
Diluted earnings per common share before extraordinary item      $      0.01      $      0.14     $      0.02      $      0.25
                                                                 ===========      ===========     ===========      ===========

Basic loss per common share - extraordinary item ...........     $     (0.68)            --       $     (0.67)            --
                                                                 ===========      ===========     ===========      ===========
Diluted loss per common share - extraordinary item .........     $     (0.52)            --       $     (0.43)            --
                                                                 ===========      ===========     ===========      ===========

Basic earnings (loss) per common share .....................     $     (0.67)     $      0.15     $     (0.63)     $      0.26
                                                                 ===========      ===========     ===========      ===========
Diluted earnings (loss) per common share ...................     $     (0.51)     $      0.14     $     (0.41)     $      0.25
                                                                 ===========      ===========     ===========      ===========

The following securities that could potentially dilute future basic earnings per common share were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive:

                                 Three months ended          Six months ended
                                    December 31,                December 31,
                              -----------------------     -----------------------
                                 2001          2000          2001          2000
                              ---------     ---------     ---------     ---------
Stock options ...........     2,637,069     3,832,056     3,370,000     3,680,866
Warrants ................       726,388       790,666       726,388       790,666
Convertible notes payable          --         429,225          --         426,068
                              ---------     ---------     ---------     ---------
Total ...................     3,363,457     5,051,947     4,096,388     4,897,600
                              =========     =========     =========     =========


4.  REORGANIZATION AND OTHER CHARGES

In the third and fourth quarters of fiscal 2000, the Company recorded charges of $11.7 million related to its reorganization program. Of this $11.7 million, approximately $1.4 million was recorded through cost of sales, $2.0 million was recorded through selling, general and administrative expense and $8.3 million was recorded as a reorganization charge.

The reorganization program includes the elimination of certain executive positions, reduction in service delivery and administrative employees, combination of certain redundant operating facilities, abandonment of certain property, equipment and leasehold improvements, and the elimination of certain services and products which are not material to the Company's business. As part of the reorganization program, the Company had a work force reduction of 183 employees through December 31, 2001.

The following table summarizes the activity related to the reorganization program reserves during the six months ended December 31, 2001 (in thousands):


                      Beginning     Cash      Ending
                       Balance    Payments    Balance
                      ---------   --------    -------
Severance benefits      $  680     $  425     $  255
Exit costs ........      1,186        441        745
                        ------     ------     ------
Total .............     $1,866     $  866     $1,000
                        ======     ======     ======

The Company expects to make future cash payments of approximately $0.3 million in fiscal 2002 and $0.7 million in fiscal 2003 and beyond. The severance and lease obligations will be disbursed over a period based upon the terms of the severance and lease agreements.

5.  LINE OF CREDIT FACILITY

The Company had a $50.0 million credit facility with related borrowings of $49.7 million at December 31, 2001. The credit facility is guaranteed by all of the Company's subsidiaries and secured by a pledge of all of the assets of the Company and each of its subsidiaries. The credit facility may be used for working capital and general corporate purposes with certain limitations. The credit facility (i) generally prohibits the payment of dividends and other distributions by the Company, (ii) generally does not permit the Company to incur or assume other indebtedness, (iii) requires the Company to comply with certain financial covenants, and (iv) requires the Company to obtain approval to draw on the facility to pay contingent consideration. On November 30, 2001, the Company executed an amendment to the credit facility agreement that, among other things, required the Company to take certain actions to facilitate refinancing the credit facility and required the payment of an additional fee to the banks if any of these actions were not performed in a timely manner. The Company paid the banks a $0.3 million fee on December 31, 2001, because the credit facility was not refinanced on this date as required under this amendment. Although the Company has not received a notice of default under the credit facility, the Company understands that the lending banks could take the position that Provant is in default as a result of the failure to refinance the credit facility by December 28, 2001. The Company believes that it is not in default under the credit facility and has communicated its position to the credit facility banks. The Company intends to work with the banks to clarify this issue and its obligations to the banks under the credit facility in the coming months. On February 8, 2002, the outstanding balance under the credit facility was $49.7 million.


6.  PURCHASE BUSINESS COMBINATIONS

The Company did not acquire any companies during the six months ended December 31, 2001.

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

The following is a reconciliation of net cash paid for acquisitions during the six months ended December 31, 2000 (Dollars in thousands):

Fair value of assets acquired .......................     $ 12,685
Liabilities assumed .................................       (1,446)
Issuance of convertible and non-convertible notes
    payable .........................................       (6,789)
Fair value of Common Stock and warrant consideration        (1,168)
                                                          --------
                                                             3,282
Less cash acquired ..................................         (282)
                                                          --------
   Net cash paid for acquisitions ...................     $  3,000
                                                          ========


7. DISPOSITIONS

On November 6, 2001, the Company consummated the sale of Sales Performance International, Inc. (including Resolution Software, Inc. and Solution Selling, Inc.) ("SPI") to a company controlled by the former majority stockholder of Sales Performance International, Inc., which former stockholder was an officer, director and employee of Sales Performance International, Inc. at the time of the sale. The decision to sell these businesses was based, in part, upon the determination that the niche high-end sales training provided by these operating companies through the Solution Selling, Inc. methodology does not fit well with the Company's long-term strategic plan. The purchaser paid the Company approximately $19.5 million in cash and returned 517,325 shares of Provant's Common Stock originally received by the former majority stockholder when SPI was acquired. Included in the assets of the companies sold was $1.2 million in cash. The Company's obligation to pay any contingent consideration, either cash or stock, pursuant to the June 1999 Sales Performance International, Inc. acquisition agreement has been terminated. The Company used $4.4 million of the proceeds of the sale to prepay a seller note to the former owner of the Solution Selling, Inc. business and used $2.0 million of the proceeds to satisfy in full all remaining obligations to pay contingent consideration, whether cash or stock, under the June 1999 Solution Selling, Inc. acquisition agreement. The remaining $12 million of the net proceeds from the sale were used to pay down the Company's credit facility. As a result of the sale of the Sales Performance International, Inc. and Solution Selling, Inc. businesses, the Company recognized in the second quarter of fiscal 2002 an extraordinary loss, net of taxes, of approximately $14.5 million , primarily due to the elimination of related goodwill. In accordance with Accounting Principles Board Opinion No. 16 ("APB 16"), the loss was presented as an extraordinary item in the accompanying financial statements as the sale of SPI occurred within two years of a business combination accounted for as a pooling-of-interests.

The following table shows the pro forma unaudited results of the Company as if the sale of SPI occurred at the beginning of each period:

                                                 Three months ended          Six months ended
                                                     December 31,               December 31,
                                                ---------------------     ----------------------
                                                  2001         2000         2001          2000
                                                --------     --------     --------      --------
Total revenue .............................     $ 38,819     $ 50,021     $ 78,220      $ 99,146
                                                --------     --------     --------      --------
Income from operations ....................     $  1,245     $  4,093     $    523      $  8,351
                                                --------     --------     --------      --------
Net income (loss) before extraordinary item     $     37     $  1,429     $ (1,324)     $  2,967
                                                --------     --------     --------      --------

Earnings (loss) per common share before
 extraordinary item:
Basic .....................................     $   0.00     $   0.07     $  (0.06)     $   0.14
                                                --------     --------     --------      --------
Diluted ...................................     $   0.00     $   0.07     $  (0.06)     $   0.14
                                                ========     ========     ========      ========


8.  SEGMENT REPORTING

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

The Company's six reportable segments are: Performance Solutions group, Government group, Leadership group, Project Management group, Technology & Development group, and Vertical Market group. The "Other" column includes the Company's corporate expenses which are not allocated to the operating segments as they are not utilized by the chief operating decision maker as a measure of segment performance.

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

                                                               FOR THE QUARTER ENDED DECEMBER 31, 2001
                                                               ---------------------------------------
                                Performance                              Project    Technology &   Vertical
                                 Solutions    Government   Leadership   Management   Development    Market      Other        Total
                                -----------   ----------   ----------   ----------  ------------   ---------   --------    --------

External revenue ............     $  7,600     $ 11,308     $  7,506     $  3,616      $  4,383    $  5,773    $   --      $ 40,186

Cost of revenue .............        1,719        7,347        2,871        2,300         1,556       2,494                  18,287
                                  --------     --------     --------      --------     --------    --------                --------

Gross profit ................        5,881        3,961        4,635        1,316         2,827       3,279                  21,899

SG&A expenses ...............        4,297        3,207        3,459        2,019         2,427       2,826       2,018      20,253
                                  --------     --------     --------     --------      --------    --------    --------    --------

Income (loss) from operations     $  1,584     $    754     $  1,176     $   (703)     $    400    $    453    $ (2,018)   $  1,646
                                  ========     ========     ========     ========      ========    ========    ========    ========

Total assets at 12/31/01 ....     $ 43,381     $ 63,812     $ 14,677     $ 54,590      $ 41,525    $ 48,050    $ 14,896    $280,931
                                  ========     ========     ========     ========      ========    ========    ========    ========

                                                              FOR THE QUARTER ENDED DECEMBER 31 , 2000
                                                              ----------------------------------------
                                Performance                              Project    Technology &   Vertical
                                 Solutions    Government   Leadership   Management   Development    Market      Other        Total
                                -----------   ----------   ----------   ----------  ------------   ---------   --------    --------

External revenue ............     $ 15,613     $ 10,095     $  7,266     $  8,338     $  6,842     $  8,038     $   --     $ 56,192

Cost of revenue .............        2,935        5,969        2,231        3,614        1,547        3,266         --       19,562
                                  --------     --------     --------     --------     --------     --------     --------   --------

Gross profit ................       12,678        4,126        5,035        4,724        5,295        4,772         --       36,630

SG&A expenses ...............        7,232        3,238        3,949        3,372        3,393        3,294        3,226     27,704

Goodwill amortization .......          497          345           21          285          171          209         --        1,528
                                  --------     --------     --------     --------     --------     --------     --------   --------

Income (loss) from operations     $  4,949     $    543     $  1,065     $  1,067     $  1,731     $  1,269     $ (3,226)  $  7,398
                                  ========     ========     ========     ========     ========     ========     ========   ========

Total assets at 12/31/00 ....     $ 84,469     $ 61,951     $ 12,568     $ 59,724     $ 39,213     $ 44,646     $ 19,538   $322,109
                                  ========     ========     ========     ========     ========     ========     ========   ========




                                                             FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                                                             ------------------------------------------
                                Performance                              Project    Technology &   Vertical
                                 Solutions    Government   Leadership   Management   Development    Market      Other        Total
                                -----------   ----------   ----------   ----------  ------------   ---------   --------    --------

External revenue ............     $ 18,633     $ 22,933     $ 14,200     $  8,357      $  9,334     $ 11,325   $   --      $ 84,782

Cost of revenue .............        4,800       14,859        5,407        5,263         2,893        5,604                 38,826
                                               --------     --------     --------      --------     --------               --------

Gross profit ................       13,833        8,074        8,793        3,094         6,441        5,721                 45,956

SG&A expenses ...............       10,609        6,505        6,386        4,562         5,104        5,714      3,629      42,508
                                  --------     --------     --------     --------      --------     --------   --------    --------

Income (loss) from operations     $  3,224     $  1,569     $  2,407     $ (1,468)     $  1,337     $      7   $ (3,629)   $  3,448
                                  ========     ========     ========     ========      ========     ========   ========    ========



                                                             FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                                                             ------------------------------------------
                                Performance                              Project    Technology &   Vertical
                                 Solutions    Government   Leadership   Management   Development    Market      Other        Total
                                -----------   ----------   ----------   ----------  ------------   ---------   --------    --------

External revenue ............     $ 30,265     $ 20,231     $ 15,633     $ 16,808     $ 12,336     $ 14,609    $   --      $109,882

Cost of revenue .............        6,589       11,969        4,386        8,053        3,210        6,146        --        40,353
                                  --------     --------     --------     --------     --------     --------    --------    --------

Gross profit ................       23,676        8,262       11,247        8,755        9,126        8,463        --        69,529

SG&A expenses ...............       14,777        6,585        7,826        5,498        6,775        6,219       5,544      53,224

Goodwill amortization .......          914          688           42          570          342          418        --         2,974
                                  --------     --------     --------     --------     --------     --------    --------    --------

Income (loss) from operations     $  7,985     $    989     $  3,379     $  2,687     $  2,009     $  1,826    $ (5,544)   $ 13,331
                                  ========     ========     ========     ========     ========     ========    ========    ========

9. RECENT ACCOUNTING PRONOUNCEMENTS

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

         The Company is required to adopt the provisions of SFAS 141 immediately. The Company has chosen early adoption of SFAS 142 as of July 1, 2001. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature.

         SFAS 141 required, upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual lives of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with the transitional goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step of the analysis, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption.

          The Company has completed the first step of the analysis and an indication exists that there is an impairment in the carrying amount of its goodwill. The Company believes that the impairment charge will be in the range of $170 million to $185 million. Determination of the amount of the impairment charge is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of operations.

            As of the date of adoption, the Company had unamortized goodwill in the amount of $242.8 million and had no unamortized identifiable intangible assets which will be subject to the transition provisions of SFAS 141 and SFAS
142. Amortization expense related to goodwill was $3.0 million for the six months ended December 31, 2000

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of any number of factors, many of which are beyond the control of management. These factors include the Company's risks of integration, risks of internal growth, risks associated with the Company's acquisition strategy, risks related to the Company's ability to obtain financing and the Company's ability to attract and retain key personnel, to name a few, and are hereby incorporated by reference from the risk factors included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 as filed with the Securities and Exchange Commission.

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

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000 (DOLLARS IN THOUSANDS):

                                                   Three months ended December 31,                Six months ended December 31,
                                                       2001                  2000                  2001                  2000
                                               ------------------    ------------------    ------------------    ------------------
Total revenue ..............................   $  40,186    100.0%   $  56,192    100.0%   $  84,782    100.0%   $ 109,882    100.0%
Cost of revenue ............................      18,287     45.5       19,562     34.8       38,826     45.8       40,353     36.7
                                               ---------   ------    ---------   ------    ---------   ------    ---------   ------
Gross profit ...............................      21,899     54.5       36,630     65.2       45,956     54.2       69,529     63.3
Selling, general and administrative expenses      20,253     50.4       27,704     49.3       42,508     50.1       53,224     48.4
Goodwill amortization ......................        --       --          1,528      2.7         --       --          2,974      2.7
                                               ---------   ------    ---------   ------    ---------   ------    ---------   ------
Income from operations .....................       1,646      4.1%   $   7,398     13.2%       3,448      4.1%   $  13,331     12.1%
Other income (expense) .....................          14     --             (2)    --             19     --             (5)    --
Interest expense, net ......................      (1,155)    (2.8)      (1,294)    (2.3)      (2,369)    (2.7)      (2,376)    (2.2)
Provision for income taxes .................        (324)    (0.8)      (2,980)    (5.3)        (302)    (0.4)      (5,498)    (5.0)
                                               ---------   ------    ---------   ------    ---------   ------    ---------   ------
Income before extraordinary item ...........         181      0.5        3,122      5.6          796      1.0        5,452      5.0
Extraordinary item .........................     (14,542)   (36.2)        --       --        (14,542)   (17.2)        --       --
                                               ---------   ------    ---------   ------    ---------   ------    ---------   ------
Net income (loss) ..........................   $ (14,361)   (35.7)%  $   3,122      5.6%   $ (13,746)   (16.2)%  $   5,452      5.0%
                                               =========   ======    =========   ======    =========   ======    =========   ======


RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2000

         REVENUE BY OPERATING SEGMENT

                                         THREE MONTHS ENDED DECEMBER 31,
                                         -------------------------------
                                                                 PERCENT
                                          2001         2000       CHANGE
                                         -------      -------    -------
                                               (DOLLARS IN THOUSANDS)

         Performance Solutions ....      $ 7,600      $15,613      (51.4)%
         Government ...............       11,308       10,095      12.1
         Leadership Consulting ....        7,506        7,266       3.3
         Project Management .......        3,616        8,338      (56.7)
         Technology and Development        4,383        6,842      (36.0)
         Vertical Markets .........        5,773        8,038      (28.2)
                                         -------      -------      -----
         Total Revenue ............      $40,186      $56,192      (28.5)%
                                         =======      =======      =====

         Revenues for the second quarter of 2002 were $40.2 million, a decrease of $16.0 million, or 28.5%, from the second quarter of 2001. Our revenue decrease resulted primarily from the difficult economic conditions that many of our clients' industries are experiencing, as exacerbated by the events of September 11, 2001, which led many of our clients to defer spending on workplace improvement solutions. This decrease in revenue was spread across almost all of our operating groups with the exception of the Government and Leadership Consulting groups. The operating groups that were most significantly affected by these difficult economic conditions were the Performance Solutions, Project Management and Vertical Markets groups. Revenues also decreased in the second quarter of 2002 due to the sale of Sales Performance International, Inc. and a related business on November 6, 2001.

         The Performance Solution group's revenues decreased by $8.0 million, or 51.4%, in the second quarter of 2002, compared to the same period in 2001, primarily due to the sale, in the second quarter of 2002, of Sales Performance International, Inc. and a related business and lower licensing fees from our selection and retention offerings.

         The Project Management group's revenues decreased by $4.7 million, or 56.7%, in the second quarter of 2002 due to continued weakness in the telecommunication and technology segments of the national economy. These two industry segments have been large users of our project management services. Revenues in this group also declined in 2002 because the contingent consideration measurement period for the businesses we acquired in this group ended on June 30, 2001.

         The Technology and Development group's revenues decreased by $2.5 million, or 36.0%, in the second quarter of 2002, primarily as a result of our decision in early 2001 to outsource the distribution portion of our media business to a third party in exchange for royalties on products sold.

GROSS PROFIT BY OPERATING SEGMENT

                         THREE MONTHS ENDED DECEMBER 31,

                                           GROSS                 GROSS      PERCENT
                                 2001      MARGIN       2000     MARGIN     CHANGE
                                -------    ------     -------    ------     -------
                                               (DOLLARS IN THOUSANDS)

Performance Solutions ....      $ 5,881      77.4%    $12,678      81.2%      (53.7)%
Government ...............        3,961      35.0       4,126      40.9       (4.0)
Leadership Consulting ....        4,635      61.8       5,035      69.3       (8.0)
Project Management .......        1,316      36.4       4,724      56.7       (72.2)
Technology and Development        2,827      64.5       5,295      77.4       (46.7)
Vertical Markets .........        3,279      56.8       4,772      59.4       (31.3)
                                -------     -----     -------     -----      ------
Total Gross Profit .......      $21,899      54.5%    $36,630      65.2%      (40.3)%
                                =======     =====     =======     =====      =====

         Overall, our gross profit in the second quarter of 2002 was $21.9 million, a decrease of $14.7 million, or 40.3%, from the $36.6 million reported in the second quarter of 2001. The reduction in gross profit resulted from the loss of revenue associated with the difficult economic conditions that many of our clients' industries are experiencing, coupled with the delay in reducing certain fixed costs. Gross margin decreased to 54.5% in the second quarter of 2002 compared to 65.3% in second quarter of 2001 primarily due to lower revenues on top of largely fixed costs and due to the increase in the Government group's lower margin revenues as a percentage of our total revenues. The operating groups that were most significantly affected by these difficult economic conditions were the Performance Solutions, Project Management and Vertical Markets groups.

         The Performance Solutions group's gross profit decreased by $6.8 million, or 53.7%, in the second quarter of 2002, and gross margin decreased to 77.4% from 81.2% in the second quarter of 2001. The reduction in both gross profit and gross margin is due principally to the sale, in the second quarter, of Sales Performance International, Inc. and a related business and lower sales of higher margin licensing fees on our selection and retention offerings.

         The Project Management group's gross profit decreased by $3.4 million, or 72.2%, in the second quarter of 2002, and gross margin decreased to 36.4% from 56.7% in the second quarter of 2001. The decline in gross profit and gross margin was a result of lower revenues due to continuing weakness in the telecommunication and technology segments of the national economy. These two industry segments have been large users of our project management services. The Project Management group uses primarily full-time service providers. Changes in demand for project management services can result in fluctuations in our gross margins due to the time required to adjust staffing levels. Persistent weakness in the telecommunication and technology sectors of the national economy has decreased demand for our project management services and resulted in some overcapacity in our staffing for project management services. We continue to monitor and adjust our staffing levels.

         The Vertical Markets group's gross profit decreased by $1.5 million, or 31.3%, in the second quarter of 2002 and the group's gross margin decreased to 56.8% from the 59.4% reported in the second quarter of 2001. The reduction in gross margin and gross profit was primarily due to continued weakness in the telecommunication and retail segments of the national economy, which led many of our clients to decrease spending on workplace improvement solutions.

         The Technology and Development group's gross profit decreased by $2.5 million, or 46.7% and the group's gross margin decreased from 77.4% to 64.5% in the second quarter of 2002, primarily as a result of the outsourcing of the distribution portion of our media business to a third party in exchange for royalties on products sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES BY OPERATING SEGMENT

                         THREE MONTHS ENDED DECEMBER 31,

                                          PERCENT OF            PERCENT OF
                                           SEGMENT                SEGMENT     PERCENT
                                 2001      REVENUE       2000     REVENUE     CHANGE
                                -------   ----------   -------  ----------    -------
                                                (DOLLARS IN THOUSANDS)
Performance Solutions ....      $ 4,297      56.6%     $ 7,232      46.3%      (40.6)%
Government ...............        3,207      28.4        3,238      32.1       (1.0)
Leadership Consulting ....        3,459      46.1        3,949      54.3       (12.4)
Project Management .......        2,019      55.9        3,372      40.4       (40.1)
Technology and Development        2,427      55.4        3,393      49.6       (28.5)
Vertical Markets .........        2,826      49.0        3,294      41.0       (14.2)
Corporate Office .........        2,018       N/A        3,226       N/A       (37.5)
                                -------     -----      -------     -----      -----
Total ....................      $20,253      50.4%     $27,704      49.3%      (26.9)%
                                =======     =====      =======     =====      =====


         Total selling, general and administrative ("SG&A") expenses decreased by $7.4 million, or 26.9%, to $20.3 million in the second quarter of 2002, from $27.7 million in the second quarter of 2001. SG&A as a percentage of revenue increased from 49.3% in the second quarter of 2001 to 50.4% in the second quarter of 2002. The decrease in SG&A expenses was primarily due to general and administrative ("G&A") personnel reductions, lower selling expenses and other cost containment activities that we have undertaken in response to the weakening economic conditions. Included in SG&A is a $0.6 million charge for severance and other related expenses related to the reduction of 183 full-time equivalent positions that occurred during the three months ended December 31, 2001.

         The Performance Solutions group's SG&A expenses decreased by $2.9 million, or 40.6%, in the second quarter of 2002, and as a percent of revenue increased to 56.6%, from 46.3% in the second quarter of 2001. The reduction in SG&A expenses was primarily due to G&A personnel reductions, lower selling expenses and other cost containment activities that we have undertaken in response to the weak economy and the sale, in the second quarter of 2002, of Sales Performance International, Inc. and a related business. In the second quarter of 2002 we reduced our full-time staffing in the Performance Solutions group by 58 people.

         The Project Management group's SG&A expenses decreased by $1.4 million, or 40.1%, in the second quarter of 2002. The decrease in SG&A expenses is primarily due to G&A personnel reductions, lower selling expenses and other cost containment activities that we have undertaken in response to the weak economy partially offset by the severance and other expenses associated with our work force reductions. In the second quarter of 2002 we reduced our full-time staffing by 47 people.

         The corporate office's SG&A expenses decreased by $1.2 million, or 37.5%, to $2.0 million in the second quarter of 2002, primarily due to a reduction of discretionary spending and the effects of staffing reductions.


GOODWILL AMORTIZATION

         Goodwill amortization decreased by $1.5 million in the second quarter of 2002. The decrease in amortization is directly related to our early adoption on July 1, 2001 of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. We have completed the first step of the analysis and an indication exists that there is an impairment in the carrying amount of our goodwill. We believe that the impairment charge will be in the range of $170 million to $185 million. The second step, comparing the implied fair value of goodwill to the carrying amount, is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of operations.


INCOME FROM OPERATIONS

         Income from operations before extraordinary item and income taxes was $0.5 million in the second quarter of 2002, compared to $6.1 million in the second quarter of 2001, a decrease of 91.8%, as a result of the factors previously discussed.


INTEREST EXPENSE, NET

         Interest expense, net decreased $0.1 million to $1.2 million in the second quarter of 2002 from $1.3 million in the first quarter of 2001. The decrease in interest expense is primarily due to lower average borrowings under our line of credit and notes paid for acquisitions.

INCOME TAXES

         Provision for income taxes decreased $2.7 million to $0.3 million in the second quarter of 2002 from $3.0 million in second quarter of 2001. The decrease in the income tax provision was primarily due to lower pre-tax income in 2002. Historically, our effective tax rate is higher than the statutory tax rate primarily due to the nondeductibility of our goodwill amortization for tax purposes.


EXTRAORDINARY ITEM

         On November 6, 2001, we consummated the sale of Sales Performance International, Inc. (including Resolution Software, Inc. and Solution Selling, Inc. ) ("SPI") to a company controlled by the former majority stockholder of Sales Performance International, Inc., which former stockholder was an officer, director and employee of Sales Performance International, Inc. at the time of the sale. The decision to sell these businesses was based, in part, upon the determination that the niche high-end sales training provided by these operating companies through the Solution Selling, Inc. methodology does not fit well with the Company's long-term strategic plan. The purchaser paid us approximately $19.5 million in cash and returned 517,325 shares of our Common Stock originally received by the former majority stockholder when SPI was acquired. Included in the assets of the companies sold was $1.2 million in cash. As a result of the sale of Sales Performance International, Inc. and the Solution Selling, Inc. businesses, we recognized in the second quarter of fiscal 2002 an extraordinary loss of approximately $14.5 million, primarily due to the elimination of related goodwill. In accordance with Accounting Principles Board Opinion No. 16 ("APB 16"), the loss was presented as an extraordinary item in the accompanying financial statements as the sale of SPI occurred within two years of a business combination accounted for as a pooling-of-interests.

RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2000

         REVENUE BY OPERATING SEGMENT

                                            SIX MONTHS ENDED DECEMBER 31,
                                         -----------------------------------
                                                                     PERCENT
                                           2001          2000        CHANGE
                                         --------      --------      -------
                                                 (DOLLARS IN THOUSANDS)
         Performance Solutions ....      $ 18,633      $ 30,265       (38.5)%
         Government ...............        22,933        20,231        13.4
         Leadership Consulting ....        14,200        15,633        (9.2)
         Project Management .......         8,357        16,808       (50.3)
         Technology and Development         9,334        12,336       (24.4)
         Vertical Markets .........        11,325        14,609       (22.5)
                                         --------      --------      ------
         Total Revenue ............      $ 84,782      $109,882       (22.9)%
                                         ========      ========      ======

         Revenues for the first six months of 2002 were $84.8 million, a decrease of $25.1 million, or 22.9%, from the same period of 2001. Our revenue decrease resulted primarily from the difficult economic conditions that many of our clients' industries are experiencing, as exacerbated by the events of September 11, 2001, which led many of our clients to defer spending on workplace improvement solutions. This decrease in revenue was spread across almost all of our operating groups with the exception of the Government group. The operating groups that were most significantly affected by these difficult economic conditions were the Performance Solutions, Project Management and Technology and Development groups. Other factors contributing to the revenue decline include our decision in 2001 to outsource the distribution portion of our media business to a third party in exchange for royalties on products sold and the sale in the second quarter of 2002 of our subsidiary Sales Performance International, Inc.and a related business.

         The Performance Solution group's revenues decreased by $11.6 million, or 38.5%, for the first six months of 2002 primarily due to the difficult economic conditions and the sale in the second quarter of 2002, of Sales Performance International, Inc. and a related business.

         The Project Management group's revenues decreased by $8.5 million, or 50.3%, for the first six months of 2002 due to continued weakness in the telecommunication and technology segments of the national economy. These two industry segments have been large users of our project management services. Revenues in this group also declined in 2002 because the contingent consideration measurement period for the businesses we acquired in this group ended on June 30, 2001.

         The Technology and Development group's revenues decreased by $3.0 million, or 24.4%, for the first six months of 2002, primarily as a result of our decision in 2001 to outsource the distribution portion of our media business to a third party in exchange for royalties on products sold.

GROSS PROFIT BY OPERATING SEGMENT

                                             SIX MONTHS ENDED DECEMBER 31,
                                -------------------------------------------------------
                                             GROSS                   GROSS      PERCENT
                                 2001        MARGIN       2000       MARGIN     CHANGE
                                -------      ------     -------      ------     -------
                                                 (DOLLARS IN THOUSANDS)

Performance Solutions ....      $13,833        74.3%    $23,676        78.2%     (41.6)%
Government ...............        8,074        35.2       8,262        40.8       (2.3)
Leadership Consulting ....        8,793        62.0      11,247        71.9      (21.9)
Project Management .......        3,094        37.1       8,755        52.1      (64.7)
Technology and Development        6,441        69.0       9,126        74.0      (29.5)
Vertical Markets .........        5,721        50.6       8,463        57.9      (32.4)
                                -------      ------     -------      ------     ------
Total Gross Profit .......      $45,956        54.2%    $69,529        63.3%     (33.9)%
                                =======      ======     =======      ======     ======


           Overall, our gross profit for the first six months of 2002 was $46.0 million, a decrease of $23.6 million, or 33.9%, from the $69.5 million reported in the same period of 2001. Gross margin decreased to 54.2% for the first six months of 2002 compared to 63.3% for the same period of 2001. The reduction in gross profit and gross margin resulted from the revenue reduction associated with the difficult economic conditions that many of our clients' industries are experiencing coupled with the delay in reducing certain fixed costs. The operating groups that were most significantly affected by these difficult economic conditions were the Performance Solutions, Project Management, Technology and Development and Vertical Markets groups.

         The Performance Solutions group's gross profit decreased by $9.8 million, or 41.6%, and gross margin decreased to 74.3% from 78.2% for the first six months of 2002 compared to the same period of 2001. The reduction in both gross profit and gross margin is due principally to the difficult economic conditions mentioned above and the sale in the second quarter of Sales Performance International, Inc. and a related business.

         The Project Management group's gross profit decreased by $5.7 million, or 64.7%, for the first six months of 2002, and gross margin decreased to 37.1%, from 52.1% for the first six months of 2001. The decline in gross profit and gross margin was a result of lower revenues due to continuing weakness in the telecommunication and technology segments of the national economy. These two industry segments have been large users of our project management services. The Project Management group uses primarily full-time service providers. Changes in demand for project management services can result in fluctuations in our gross margins due to time required to adjust staffing levels. Persistent weakness in the telecommunication and technology sectors of the national economy has decreased demand for our project management services and resulted in some overcapacity in our staffing for project management services. We continue to monitor and adjust our staffing levels.

         The Technology and Development group's gross profit decreased by $2.7 million, or 29.5%, and the group's gross margin decreased from 74.0% to 69.0% for the first six months of 2002, primarily as a result of the outsourcing of the distribution portion of our media business to a third party in exchange for royalties on products sold.

         The Vertical Markets group's gross profit decreased by $2.7 million, or 32.4%, for the first six months of 2002 and the group's gross margin decreased to 50.6% from the 57.9% reported for the first six months of 2001. The reduction in gross margin and gross profit was primarily due to continued weakness in the telecommunication and retail segments of the national economy, which led many of our clients to decrease spending on workplace improvement solutions.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES BY OPERATING SEGMENT

                                           SIX MONTHS ENDED DECEMBER 31,
                                ----------------------------------------------------
                                          PERCENT OF             PERCENT OF
                                           SEGMENT                SEGMENT    PERCENT
                                 2001      REVENUE       2000     REVENUE    CHANGE
                                -------    ------      -------    ------     -------
                                               (DOLLARS IN THOUSANDS)

Performance Solutions ....      $10,609      57.0%     $14,777      48.8%      (28.2)%
Government ...............        6,505      28.4        6,585      32.5       (1.3)
Leadership Consulting ....        6,386      45.0        7,826      50.1       (18.4)
Project Management .......        4,562      54.6        5,498      32.7       (17.1)
Technology and Development        5,104      54.7        6,775      54.9       (24.7)
Vertical Markets .........        5,714      50.5        6,219      42.6       (8.2)
Corporate Office .........        3,629       N/A        5,544       N/A       (34.6)
                                -------    ------      -------    ------     -------
Total ....................      $42,508      50.1%     $53,224      48.4%      (20.2)%
                                =======    ======      =======    ======     =======

         Total SG&A expenses decreased by $10.7 million, or 20.2%, to $42.5 million for the first six months of 2002, from $53.2 million for the first six months of 2001. SG&A as a percentage of revenue increased from 48.4% for the first six months of 2001 to 50.1% for the first six months of 2002. The decrease in SG&A expenses was primarily due to G&A personnel reductions, lower selling expenses and other cost containment activities that we have undertaken due to the weak economy. Included in SG&A is a $1.3 million charge for severance and other related expenses related to the reduction of 241 full-time equivalent positions that occurred during the six months ended December 31, 2001.

         The Performance Solutions group's SG&A expenses decreased by $4.2 million, or 28.2%, for the first six months of 2002, and as a percent of revenue increased to 57.0%, from 48.8% for the first six months of 2001. The reduction in SG&A expenses was primarily due to G&A personnel reductions, lower selling expenses and other cost containment activities that we have undertaken in response to the weak economy and the sale in the second quarter of 2002 of Sales Performance International, Inc. and a related business. In the six months ended December 31, 2001 we have reduced our full-time staffing in the Performance Solutions group by 72 people.

         The Project Management group's SG&A expenses decreased by $0.9 million, or 17.1%, for the first six months of 2002. The decrease in SG&A expenses is primarily due to G&A personnel reductions, lower selling expenses and other cost containment activities that we have undertaken in response to the weak economy partially offset by the severance and other expenses associated with our work force reductions. In the six months ended December 31, 2001 we have reduced our full-time staffing in the Project Management group by 71 people.

         The Technology and Development group's SG&A expenses decreased by $1.7 million, or 24.7%, for the first six months of 2002. The decrease in SG&A expenses is predominately due to the decrease in personnel as a result from the outsourcing of the distribution portion of our media business to a third party in exchange for royalties on products sold

         The corporate office's SG&A expenses decreased by $1.9 million, or 34.6%, to $3.6 million for the first six months of 2002, primarily due to a reduction of discretionary spending and the effects of staffing reductions.

GOODWILL AMORTIZATION

         Goodwill amortization decreased by $3.0 million for the first six months of 2002. The decrease in amortization is directly related to our early adoption on July 1, 2001 of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. We have completed the first step of the analysis and an indication exists that there is an impairment in the carrying amount of our goodwill. We believe that the impairment charge will be in the range of $170 million to $185 million. The second step, comparing the implied fair value of goodwill to the carrying amount, is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of operations.


INCOME FROM OPERATIONS

         Income from operations was $3.4 million for the first six months of 2002, compared to $13.3 million for the first six months of 2001, a decrease of 74.4%, as a result of the factors previously discussed.


INTEREST EXPENSE, NET

         Interest expense, net was relatively unchanged at $2.4 million for the first six month of 2002 and 2001.


INCOME TAXES

          Provision for income taxes decreased 94.67% from $5.5 million for the first six months of 2001 to $0.3 million for the first six months of 2002. The decrease in the income tax provision was primarily due to lower pre-tax income in 2002 and the reduction of certain tax reserves that were deemed to be in excess of our requirements during the first quarter of 2002. Historically, our effective tax rate is higher than the statutory tax rate primarily due to the nondeductibility of our goodwill amortization for tax purposes.


EXTRAORDINARY ITEM

             On November 6, 2001, we consummated the sale of Sales Performance International, Inc. (including Resolution Software, Inc. and Solution Selling, Inc. ) ("SPI") to a company controlled by the former majority stockholder of Sales Performance International, Inc., which former stockholder was an officer, director and employee of Sales Performance International, Inc. at the time of the sale. The decision to sell these businesses was based, in part, upon the determination that the niche high-end sales training provided by these operating companies through the Solution Selling, Inc. methodology does not fit well with the Company's long-term strategic plan. The purchaser paid us approximately $19.5 million in cash and returned 517,325 shares of our Common Stock originally received by the former majority stockholder when SPI was acquired. Included in the assets of the companies sold was $1.2 million in cash. As a result of the sale of Sales Performance International, Inc. and the Solution Selling, Inc. businesses, we recognized in the second quarter of fiscal 2002 an extraordinary loss of approximately $14.5 million, primarily due to the elimination of related goodwill. In accordance with Accounting Principles Board Opinion No. 16 ("APB 16"), the loss was presented as an extraordinary item in the accompanying financial statements as the sale of SPI occurred within two years of a business combination accounted for as a pooling-of-interests.


LIQUIDITY AND CAPITAL RESOURCES

         We used approximately $0.6 million of net cash in operating activities during the first six months of 2001 while generating approximately $5.2 million in net cash during the first six months of 2002. Net cash used in investing activities was $9.3 million in the first six months of 2001, primarily for acquisitions of businesses and purchases of property and equipment . Net cash provided by investing activities was $13.3 million in the first six months of 2002, primarily from the net proceeds of the sale of Sales Performance International, Inc. and a related business partially offset by the capitalization of internal product development efforts, purchases of property and equipment and payment of contingent consideration.

         As of December 31, 2001, we had outstanding indebtedness under our $50.0 million credit facility of $49.7 million. The credit facility is guaranteed by all of Provant's subsidiaries and secured by a pledge of all of the assets of Provant and the assets of each of its subsidiaries. We can use the credit facility for working capital and general corporate purposes, with certain limitations. The credit facility (i) generally prohibits us from paying dividends and other distributions, (ii) generally does not permit us to incur or assume other indebtedness, (iii) requires us to comply with certain financial covenants and (iv) requires us to obtain approval to draw on the facility to pay contingent consideration. On November 30, 2001, the Company executed an amendment to the credit facility agreement that, among other things, required the Company to take certain actions to facilitate refinancing the credit facility and required the payment of an additional fee to the banks if any of these actions were not performed in a timely manner. The Company paid the banks a $0.3 million fee on December 31, 2001, because the credit facility was not refinanced on this date as required under this amendment. Although we have not received a notice of default under the credit facility, we understand that the lending banks could take the position that we are in default as a result of the failure to refinance the credit facility by December 28, 2001. We believe that we are not in default under the credit facility and have communicated our position to the credit facility banks. We intend to work with the banks to clarify this issue and our obligations to the banks under the credit facility in the coming months. On February 8, 2002, the outstanding balance under the credit facility was $49.7 million.

On November 6, 2001, we consummated the sale of our Solutions Selling business consisting of Sales Performance International, Inc. (including Resolution Software, Inc. and Solution Selling, Inc.) ("SPI") to a company controlled by the former majority stockholder of Sales Performance International, Inc., which former stockholder was an officer, director and employee of Sales Performance International, Inc. at the time of the sale. The decision to sell these businesses was based, in part, upon the determination that the niche high-end sales training provided by these operating companies through the Solution Selling, Inc. methodology does not fit well with the Company's long-term strategic plan. The purchaser paid us approximately $19.5 million in cash and returned 517,325 shares of our Common Stock originally received by the former majority stockholder when SPI was acquired. Included in the assets of the companies sold was $1.2 million in cash. Our obligation to pay any contingent consideration, either cash or stock, pursuant to the June 1999 Sales Performance International, Inc. acquisition agreement has been terminated. We used $4.4 million of the proceeds of the sale to prepay a seller note to the former owner of the Solution Selling, Inc. business and used $2.0 million of the proceeds to satisfy in full all remaining obligations to pay contingent consideration, whether cash or stock, under the June 1999 Solution Selling, Inc. acquisition agreement. The remaining $12 million of the net proceeds from the sale were used to pay down our credit facility. As a result of the sale of Sales Performance International, Inc. and the Solution Selling, Inc. businesses, we recognized in the second quarter of fiscal 2002 an extraordinary loss of approximately $14.5 million, primarily due to the elimination of related goodwill. In accordance with Accounting Principles Board Opinion No. 16 ("APB 16"), the loss was presented as an extraordinary item in the accompanying financial statements as the sale of SPI occurred within two years of a business combination accounted for as a pooling-of-interests.

          We are currently obligated to pay $6.0 million as contingent consideration pursuant to the November 1998 acquisition agreement relating to our acquisition of Strategic Interactive, Inc. During December 2001, we amended the November 1998 acquisition agreement so that we may, at our option and we are able when payment is due, pay the contingent consideration in cash or 40% in cash and 60% in stock, with the value of the stock being the average of the last sale prices of our Common Stock for the 10 consecutive trading days following the date on which we file our Quarterly Report on Form 10-Q with the Securities and Exchange Commission for the quarter ended December 31, 2001. Based upon the price of our Common Stock as of February 8, 2002, this would result in the issuance of up to 5.8 million shares of Common Stock. Our ability to pay the contingent consideration all in cash will require us to refinance our existing credit facility and obtain additional financing, of which there can be no assurance.

         We have retained an investment banking firm to assist us in refinancing our credit facility and raising additional financing. The principal purposes of the financing will be the payment of our existing bank debt, along with the discharge of other obligations we incurred in conjunction with past acquisitions, including the payment of contingent consideration. If the contemplated refinancing is successful, of which there can be no assurances, then we anticipate that the proceeds from the refinancing and our cash flow from operations will provide cash sufficient to satisfy our future acquisitions, working capital needs, debt service requirements and planned capital expenditures for the next 12 months.

         We have two effective shelf registration statements on Form S-4. Each registration statement relates to the issuance of up to 3,000,000 shares of common stock in connection with acquisitions. Of those shares, 3,942,430 shares have been issued through February 8, 2002, and a currently indeterminable number of shares may become issuable as contingent consideration under these two registration statements with respect to our acquisition of Strategic Interactive, Inc.


RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

         SFAS 141 required, upon adoption of SFAS 142, that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, we will be required to reassess the useful lives and residual lives of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with the transitional goodwill impairment evaluation, SFAS 142 required us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this we identified our reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We then had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step of the analysis, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption.

         We have completed the first step of the analysis and an indication exists that there is an impairment in the carrying amount of our goodwill. We believe that the impairment charge will be in the range of $170 million to $185 million. Determination of the amount of the impairment charge is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.

         As of the date of adoption, we had unamortized goodwill in the amount of $242.8 million and had no unamortized identifiable intangible assets which will be subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill was $3.0 million for the six months ended December 31, 2000.

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

         The Company is exposed to interest rate risk in the ordinary course of business. For fixed rate debt, interest rate changes affect the fair value but do not affect earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings or cash flow. A one-percentage point increase in interest rates would have a material effect on our future earnings or cash flow. Based on our borrowings of $49.7 million under the credit facility as of December 31, 2001, a one-percent increase in interest rates would decrease cash flow and earnings, net of taxes, by approximately $0.3 million on an annual basis.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following members of the Board of Directors were elected at the Company's Annual Meeting of Stockholders, which was held on October 15, 2001.

                                  For              Withheld
                                  ---              --------
         Joseph F. Alibrandi      14,482,786         286,536
         David B Hammond          13,715,871       1,053,451
         James A. Perkins         13,718,773       1,050,549
         Robert T. Puopolo        14,482,616         286,706
         Esther T. Smith          13,697,938       1,071,384
         John E. Tyson            14,371,392         397,930
         Curtis M. Uehlein        14,122,867         646,455
         John H. Zenger           14,491,131         278,191

              The terms of the agreement between the Company and the Provant Committee to Restore Shareholder Value to end the committee's efforts to replace all of the Company's directors at the time with a new slate of directors are described in the Company's definitive proxy statement for the October 15, 2001 Annual Meeting of Stockholders.


ITEM 5.  OTHER INFORMATION

      On January 18, 2002, the Board of Directors elected Thomas Carter, Herb Cohen, James Hart, Adam Senter and Marc Wallace Corporate Vice Presidents of Provant, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PROVANT, INC.


Date: February 14, 2002                By: /s/ Norman G. Fornella
                                           -------------------------------------
                                               Norman G. Fornella
                                               Executive Vice President and
                                                Chief Financial Officer