Form 10-Q
period 2002-03-31
PROVANT INC
filed 2002-05-15
CIK 1054853

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Number of shares of common stock outstanding at May 13, 2002: 21,389,758

================================================================================

                                  PROVANT, INC.

                                      INDEX


PART I. - FINANCIAL INFORMATION
                                                                           Page
                                                                           ----
Item 1.  Financial Statements

Consolidated Balance Sheets as of March 31, 2002 (unaudited)
  and  June 30, 2001                                                         3

Consolidated Statements of  Operations for the three and nine months
 ended March 31, 2002 and 2001 (unaudited)                                   4

Consolidated Statements of Cash Flows for the nine months ended
  March 31, 2002 and 2001 (unaudited)                                        5

Notes to Interim Unaudited Consolidated Financial Statements                 7

Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                 16


Item 3. Quantitative and Qualitative Disclosure on Market Risk              24

PART II. - OTHER INFORMATION

Item 5.  Other Information                                                  25

Signature                                                                   26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PROVANT, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE  DATA)


                                                                March 31,     June 30,
                                                                  2002          2001
                                                              -----------     ---------
                                                              (unaudited)     (audited)
                                                              -----------     --------
Assets
Current Assets:
   Cash and cash equivalents.................................  $  3,786       $    767
   Accounts receivable, net of allowance for
     doubtful accounts of $1,486 and $2,248 respectively.....    35,814         42,127
   Inventory.................................................     4,182          4,558
   Deferred income taxes.....................................     3,357          4,053
   Costs in excess of billings...............................     2,742          4,506
   Prepaid expenses and other current assets.................     3,584          9,475
                                                               --------       --------
        Total current assets.................................    53,465         65,486
   Property and equipment, net...............................     6,266          9,301
   Other assets..............................................       458            975
   Capitalized computer and educational
    software development costs, net..........................     7,466          6,206
   Goodwill, net.............................................   208,524        242,841
                                                               --------       --------
           Total assets......................................  $276,179       $324,809
                                                               ========       ========
Liabilities and Stockholders' Equity
Current Liabilities:
   Current portion of long-term debt.........................  $ 52,884       $ 10,507
   Accounts payable..........................................     4,502          4,729
   Accrued expenses..........................................     9,164         15,697
   Accrued compensation......................................     4,585          7,986
   Billings in excess of costs...............................     5,817          4,156
   Deferred revenue..........................................       810          1,957
   Income taxes payable......................................     1,872          1,930
   Accrued reorganization costs..............................       365          1,866
                                                               --------       --------
       Total current liabilities.............................    79,999         48,828
 Accrued contingent consideration............................     2,400          4,793
 Long-term debt, net of current portion......................     1,745         59,221
                                                               --------       --------
          Total liabilities..................................    84,144        112,842
                                                               --------       --------
 Stockholders' Equity:
   Preferred stock, $.01 par value; 5,000,000
    shares authorized; none issued and outstanding..........         --             --

   Common stock, $.01 par value; 40,000,000 shares
    authorized; 21,389,758 and  21,804,635 shares
    issued and outstanding, respectively....................        214            218
   Additional paid-in capital...............................    201,698        201,887
   Common stock issuable as contingent consideration........      3,600          7,189
   Retained earnings (deficit)..............................    (13,477)         2,673
                                                               --------       --------
       Total stockholders' equity...........................    192,035        211,967
                                                               --------       --------
       Total liabilities and stockholders' equity...........   $276,179       $324,809
                                                               ========       ========

 See accompanying notes to interim unaudited consolidated financial statements.

PROVANT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                  Three months ended                 Nine months ended
                                                                       March 31,                          March 31,
                                                             -----------------------------      -----------------------------
                                                                2002               2001              2002             2001
                                                             -----------       -----------      ------------     ------------
Total revenue...........................................     $    35,825      $    50,837      $    120,607     $   160,719
Cost of revenue.........................................          18,407           19,864            57,233          60,217
                                                             -----------      -----------      ------------     -----------
       Gross profit.....................................          17,418           30,973            63,374         100,502

Selling, general and administrative
  expenses..............................................          20,034           25,888            62,542          79,112
Goodwill amortization...................................              --            1,515                --           4,489
                                                             -----------      -----------      ------------     -----------
Income (loss)  from operations..........................          (2,616)           3,570               832          16,901
Other income (expense)..................................               8               --                27              (5)
Interest expense, net...................................          (1,084)          (1,345)           (3,453)         (3,721)
                                                             -----------      -----------       -----------     -----------
Income (loss) before income taxes and
   extraordinary item...................................          (3,692)           2,225             (2,594)         13,175
Provision  (benefit) for income taxes...................          (1,285)           1,522               (983)          7,020
                                                             -----------      -----------        -----------     -----------
Income (loss) before extraordinary item.................          (2,407)             703             (1,611)          6,155

Extraordinary item:

Loss on sale of business  (net of  taxes of  $0)........              --               --            (14,542)             --
                                                             -----------      -----------        -----------     -----------
Net income (loss)                                            $    (2,407)     $       703        $   (16,153)    $     6,155
                                                             ===========      ===========        ===========     ===========
Earnings (loss) per common share:
Income (loss) before extraordinary item:
Basic...................................................          $(0.11)          $ 0.03             $(0.08)          $0.29
Diluted.................................................          $(0.11)          $ 0.03             $(0.08)          $0.27

Extraordinary item- Loss on sale of business:
Basic...................................................              --               --             $(0.67)             --
Diluted.................................................              --               --             $(0.67)             --

Net income (loss):
Basic...................................................          $(0.11)           $0.03             $(0.75)          $0.29
Diluted.................................................          $(0.11)           $0.03             $(0.75)          $0.27

Weighted average common shares outstanding:
Basic...................................................      21,389,758       21,696,260         21,571,312      21,393,048
Diluted.................................................      21,389,758       22,992,134         21,571,312      22,432,853


 See accompanying notes to interim unaudited consolidated financial statements.

PROVANT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)


                                                                 NINE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                   2002               2001
                                                                ---------           --------
Cash flows from operating activities:

Net income (loss) ......................................        $(16,153)           $  6,155

Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
   Depreciation and amortization........................           5,949               8,060
   Allowance for doubtful accounts......................            (660)              1,044
   Loss on sale of business, net of taxes...............          14,542                  --

 Changes in operating assets and liabilities, net of
  impact of acquisitions and disposals:
   Accounts receivable..................................           5,324              (4,505)
   Inventory............................................             376                (445)
   Costs in excess of billings..........................           1,720              (1,523)
   Prepaid expenses and other current assets............           2,045                 386
   Other assets.........................................              16                 150
   Accounts payable and accrued expenses................          (2,039)             (6,813)
   Accrued compensation.................................          (3,280)             (3,284)
   Billings in excess of costs..........................           1,661                (771)
   Deferred revenue.....................................          (2,178)                920
   Accrued reorganization costs.........................          (1,360)             (2,025)
   Income taxes payable.................................              76                 236
                                                                --------            --------
     Total adjustments..................................          22,192              (8,570)
                                                                --------            --------
     Net cash provided by (used in) operating
       activities.......................................           6,039              (2,415)
                                                                --------            --------
Cash flows from investing activities:
   Acquisitions, net of cash acquired...................              --              (3,000)
   Payment of acquisition related costs.................            (141)               (525)
   Proceeds from sale of business.......................          18,350                  --
   Additions to property and equipment..................            (889)             (3,456)
   Additions to capitalized product development costs...          (2,924)             (4,148)
   Payment of contingent consideration..................          (2,000)               (968)
                                                                --------            --------
     Net cash provided by (used in) investing
      activities........................................          12,396             (12,097)
                                                                --------            --------
Cash flows from financing activities:
  Issuance of common stock, net of offering costs.......              49               1,283

  (Repayments)/Borrowings under line of credit, net.....          (7,562)             13,600
  Repayment of notes payable............................          (7,903)               (806)
                                                                --------            --------
    Net cash provided by (used in) financing
     activities.........................................         (15,416)             14,077
                                                                --------            --------
Net increase (decrease) in cash and cash equivalents....           3,019                (435)
Cash and cash equivalents, beginning of period..........             767               2,232
                                                                --------            --------
Cash and cash equivalents, end of period................        $  3,786            $  1,797
                                                                ========            ========


 See accompanying notes to interim unaudited consolidated financial statements.

PROVANT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                    Nine Months Ended March 31,
                                                    ---------------------------
                                                        2002          2001
                                                      -------        -------

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest...........................     $ 2,635        $ 2,388
                                                      =======        =======
Cash paid for income taxes.......................     $   732        $ 7,126
                                                      =======        =======
NON CASH INVESTING ACTIVITIES:

Issuance of notes payable for acquired
  businesses.....................................     $    --        $ 6,789
                                                      =======        =======
Issuance of stock and warrants for acquired
  businesses.....................................     $    --        $ 1,168
                                                      =======        =======
Shares issued as contingent
consideration....................................     $    --        $ 1,283
                                                      =======        =======


 See accompanying notes to interim unaudited consolidated financial statements.

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

On May 4, 1998, Provant completed the initial public offering (the "IPO") of its common stock (the "Common Stock") and simultaneously acquired in separate merger transactions seven companies engaged in providing performance improvement training services and products (collectively, referred to as the "Founding Companies"). Since the completion of the IPO, the Company acquired in separate transactions 16 additional businesses (the "Subsequent Acquisitions") engaged in providing performance improvement training services and products (collectively, such companies are referred to with the Founding Companies as the "Operating Companies"). The Company recently sold two of the Subsequent Acquisitions (see Notes 2 and 6).

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

BASIS OF PRESENTATION

The information contained in the following notes to the accompanying interim unaudited consolidated financial statements is condensed from that which would appear in the annual audited consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K for the year ended June 30, 2001 filed by Provant with the Securities and Exchange Commission.

In the opinion of the Company, the accompanying interim unaudited consolidated financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of operations and cash flows for the periods presented. The Company prepares its interim financial information in accordance with accounting principles generally accepted in the United States of America. Interim results are not necessarily indicative of results to be expected for the entire year.


SUMMARY OF CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGEMENTS AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances. Material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the applicable circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, impairment of intangible assets, and accounting for income taxes. A summary of those accounting policies that we believe are most critical to fully understanding and evaluating our financial results is outlined below. This summary should be read in conjunction with our Interim Unaudited Consolidated Financial Statements and the related Notes included elsewhere in this Quarterly Report on Form 10-Q, and in conjunction with our 2001 Annual Report on Form 10-K.

Revenue Recognition

The Company recognizes revenue from five main sources: (i) instructor-led and train-the-trainer seminars, (ii) licensing its intellectual property, (iii) custom services and products, (iv) consulting and training management services, and (v) standardized products. The Company recognizes revenue from instructor-led training and train-the-trainer seminars, usually on a per-participant basis, when the training is delivered. The Company recognizes revenue from site and user licenses when: (1) there is persuasive evidence that an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, and (4) collectibility is probable. Amounts received in advance of delivery are reported as deferred revenue and recognized as revenue upon meeting the aforementioned criteria. The

Company generally recognizes revenue from sales of its custom services and products under long-term contracts in one of three ways.

Revenue on fixed price contracts is recognized using the percentage of completion method based on costs incurred in relation to total estimated costs. Our failure to accurately estimate the resources required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. Our business unit finance personnel continually review costs incurred and total estimated costs for fixed price contracts, resulting in revisions to the amount of recognized revenue for a contract. If we do not accurately estimate the resources required or the scope of work to be performed for a contract or we do not manage the project properly within the planned time period, then we may recognize a loss on the contract. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Revenue on time-and-materials contracts is recognized to the extent of fixed billable rates for hours delivered. Revenue on cost-plus-fee contracts is recognized based on reimbursable costs incurred plus estimated fees earned thereon. Deferred revenue is recognized for payments received prior to services being performed. The Company recognizes revenue from fees for its consulting services on a time and materials basis, and monies received in excess of time and materials earned is recorded as billings in excess of costs. The Company recognizes maintenance fees on training management services ratably over the life of the contract. The Company recognizes revenue for standardized products, such as books or videotapes, when the products are delivered. We also incur "out-of-pocket" expenses which are reimbursable by the client. Through March 31, 2002 these expenses were accounted for as a reduction of the related costs. Effective July 1, 2002, reimbursements received for out-of-pocket expenses incurred will be characterized as revenue in our statement of operations. See "Recent Accounting Pronouncements" below.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of our accounts receivable balances. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due to us and our anticipated cash collections could be adversely affected.

Impairment of Intangible Assets

In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives as to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company adopted SFAS 142 as of July 1, 2001. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. SFAS 141 required, upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company was required to reassess the useful lives and residual lives of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. This assessment involved the identification of the Company's reporting units and the determination of the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. The calculation of the fair value of each reporting unit involves estimates that are typical of valuation procedures and include the selection of both qualitative and quantitative valuation measures. Management determines fair value based on a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. The market price multiples are selected and applied to the company based on the relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Management predominately utilizes third-party valuation reports in its determination of fair value. The impairment policy will be consistently applied in evaluating impairment for each of the Company's reporting units.

To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step of the analysis, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which are measured as of the date of adoption.

The Company has completed the first step of the analysis and an indication exists that there is an impairment in the carrying amount of its goodwill. The Company believes that the impairment charge will be in the range of $170 million to $185 million and spread across all operating segments. Determination of the amount of the impairment charge is required to be completed as soon as possible, but no later than the end of the year of adoption. The transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of operations during the fourth quarter of fiscal 2002. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile business environment. This could result in material impairment charges in future periods.

Accounting for Income Taxes

We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets which have arisen as a result of temporary differences between book and tax accounting. SFAS 109, Accounting for Income Taxes, requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal or state tax laws, or as a result of future acquisitions or dispositions.

2.  CONTINGENT CONSIDERATION

During the nine months ended March 31, 2001, Provant issued contingent consideration consisting of cash of approximately $1.0 million and 183,542 shares of Common Stock valued at $1.3 million.

On November 6, 2001, the Company consummated the sale of Sales Performance International, Inc. and Solution Selling, Inc. to the former majority stockholder of Sales Performance International, Inc. (See Note 6), two of the Subsequent Acquisitions that had the contingent consideration obligations. The Company's obligation to pay any contingent consideration, either cash or stock, pursuant to the Sales Performance International, Inc. and Solution Selling, Inc. June 1999 acquisition agreements terminated. The Company had accrued $10.3 million of contingent consideration related to these companies through September 30, 2001, of which $2.0 million was paid in cash and $8.3 million was reversed in the second quarter of fiscal 2002 and included in the loss on the sale of the businesses.

  The merger agreements with respect to two of the Subsequent Acquisitions continue to provide for the payment of contingent consideration of cash and/or shares of Common Stock if certain performance criteria are met over future periods ranging from one to three years from the respective acquisition dates. The contingent consideration will be paid in cash and shares of Common Stock in accordance with a formula based on the relationship of defined earnings before interest and taxes ("EBIT") of the acquired business to a specified baseline EBIT target and certain other adjustments. Contingent consideration of cash and/or shares of Common Stock of $6.0 million is payable based on performance criteria associated with the three years ended December 31, 2001 and payable by July 31, 2002 and management expects the contingent consideration associated with the two years earn out ending June 30, 2002, amounting to $0.6 million, will not be earned. The Company has accrued $6.0 million through March 31, 2002, the amount payable as estimated by management.

3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except share and per share data):


                                                                      Three months ended            Nine months ended
                                                                           March 31,                    March 31,
                                                                   --------------------------    --------------------------
                                                                       2002          2001            2002         2001
                                                                   ------------   -----------    -----------    -----------
Numerator:
 Income (loss) before extraordinary item.................          $    (2,407)   $       703    $    (1,611)   $     6,155
                                                                   ===========    ===========    ===========    ===========
 Extraordinary item-Loss on sale of business.............                   --             --    $   (14,542)            --
                                                                   ===========    ===========    ===========    ===========
 Net income (loss)                                                 $    (2,407)   $       703    $   (16,153)   $     6,155
                                                                   ===========    ===========    ===========    ===========
Denominator:
  Basic weighted average common shares outstanding.......           21,389,758     21,696,260     21,571,312     21,393,048
  Shares to be issued as contingent consideration........                   --      1,043,100             --        770,714
  Effect of dilutive securities: stock options,
   warrants and  convertible notes payable...............                   --        252,774             --        269,091
                                                                   -----------     ----------    -----------    -----------
  Diluted weighted average common shares outstanding.....           21,389,758     22,992,134     21,571,312     22,432,853
                                                                   ===========     ==========    ===========    ===========
Basic earnings (loss) per common share before
  extraordinary item.....................................               $(0.11)    $     0.03         $(0.08)         $0.29
                                                                   ===========     ==========    ===========    ===========
Diluted earnings (loss) per common share before
  extraordinary item.....................................               $(0.11)    $     0.03         $(0.08)         $0.27
                                                                   ===========     ==========    ===========    ===========

Basic loss per common share - extraordinary item.........                   --             --         $(0.67)            --
                                                                   ===========     ==========    ===========    ===========
Diluted loss per common share - extraordinary item.......                   --             --         $(0.67)            --
                                                                   ===========     ==========    ===========    ===========

Basic earnings (loss) per common share...................               $(0.11)         $0.03         $(0.75)         $0.29
                                                                   ===========     ==========    ===========    ===========
Diluted earnings (loss) per common share.................               $(0.11)         $0.03         $(0.75)         $0.27
                                                                   ===========     ==========    ===========    ===========

The following securities that could potentially dilute future basic earnings per common share were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive:

                                Three months ended        Nine months ended
                                     March 31,                 March 31,
                              ----------------------    ----------------------
                                 2002        2001         2002          2001
                              ---------    ---------    ---------    ---------
Stock options..............   2,517,347    3,981,424    3,085,782    3,742,796
Warrants...................     726,388      790,666      726,388      790,666
Convertible notes payable..          --      435,726           --      429,287
                              ---------    ---------    ---------    ---------
Total......................   3,243,735    5,207,816    3,812,170    4,962,749
                             ----------    ---------    ---------    ---------


4.  REORGANIZATION AND OTHER CHARGES

In the third and fourth quarters of fiscal 2000, the Company recorded charges of $11.7 million related to its reorganization program. Of this $11.7 million, approximately $1.4 million was recorded through cost of sales, $2.0 million was recorded through selling, general and administrative expense and $8.3 million was recorded as a reorganization charge.

The reorganization program includes the elimination of certain executive positions, reduction in service delivery and administrative employees, combination of certain redundant operating facilities, abandonment of certain property, equipment and leasehold improvements, and the elimination of certain services and products which are not material to the Company's business. As part of the reorganization program, the Company had a work force reduction of 183 employees through March 31, 2002.

The following table summarizes the activity related to the reorganization program reserves during the nine months ended March 31, 2002 (in thousands):


                             Beginning    Cash                   Ending
                              Balance   Payments   Adjustments   Balance
                            ----------  --------   -----------   -------
Severance benefits...        $  680       $ 513       $(167)         $0
Exit costs...........         1,186         550        (271)        365
                             ------      ------       -----        ----
Total................        $1,866      $1,063       $(438)       $365
                             ======      ======       =====        ====

In March 2002, the Company reduced the reserves by $0.4 million for amounts deemed in excess of requirements. The adjustment was recorded as a reduction of selling, general and administrative expenses in the accompanying financial statements and related primarily to lease obligations under the reorganization program that were settled for less than originally anticipated. The Company expects to make future cash payments of approximately $0.3 million in fiscal 2002 and $0.1 million in fiscal 2003 for lease obligations. The Company expensed an additional $1.7 million of severance costs not associated with the initial reorganization program during the nine months ended March 31, 2002.

5.  LINE OF CREDIT FACILITY

The Company had a $50.0 million credit facility with related borrowings of $46.4 million at March 31, 2002. The credit facility is guaranteed by all of the Company's subsidiaries, secured by a pledge of all of the assets of the Company and each of its subsidiaries and expires on July 31, 2002. The credit facility may be used for working capital and general corporate purposes with certain limitations. The credit facility (i) generally prohibits the payment of dividends and other distributions by the Company, (ii) generally does not permit the Company to incur or assume other indebtedness, (iii) requires the Company to comply with certain financial covenants, and (iv) requires the Company to obtain approval to draw on the facility to pay contingent consideration. On March 13, 2002, the Company executed an amendment to the credit facility agreement that, among other things, required the Company to take certain actions to facilitate the repayment of the credit facility by April 30, 2002. On May 15, 2002, the Company and the banks executed an amendment to the credit facility agreement that, among other things, waived certain covenant defaults existing as of March 31 and April 30, 2002, increased the interest rate applicable under the facility, extended to July 31, 2002 the date by which the credit facility must be repaid and required the Company to take certain actions to facilitate repaying the credit facility by July 31, 2002. On May 13, 2002, the outstanding balance under the credit facility was $42.7 million.

6. DISPOSITIONS

On November 6, 2001, the Company consummated the sale of Sales Performance International, Inc. (including Resolution Software, Inc. and Solution Selling, Inc.) ("SPI") to a company controlled by the former majority stockholder of Sales Performance International, Inc., which former stockholder was an officer, director and employee of Sales Performance International, Inc. at the time of the sale. The decision to sell these businesses was based, in part, upon the determination that the niche high-end sales training provided by these operating companies through the Solution Selling, Inc. methodology does not fit well with the Company's long- term strategic plan. The purchaser paid the Company approximately $19.5 million in cash and returned 517,325 shares of Provant's Common Stock originally received by the former majority stockholder when Sales Performance International, Inc. was acquired. Included in the assets of the companies sold was $1.2 million in cash. The Company's obligation to pay any contingent consideration, either cash or stock, pursuant to the June 1999 Sales Performance International, Inc. acquisition agreement has been terminated. The Company used $4.4 million of the proceeds of the sale to prepay a seller note to the former owner of the Solution Selling, Inc. business and used $2.0 million of the proceeds to satisfy in full all remaining obligations to pay contingent consideration, whether cash or stock, under the June 1999 Solution Selling, Inc. acquisition agreement. The remaining $12 million of the net proceeds from the sale were used to pay down the Company's credit facility. As a result of the sale of the SPI businesses, the Company recognized in the second quarter of fiscal 2002 an extraordinary loss, net of taxes, of approximately $14.5 million, primarily due to the elimination of related goodwill. In accordance with Accounting Principles Board Opinion No. 16, the loss was presented as an extraordinary item in the accompanying financial statements as the sale of SPI occurred within two years of a business combination accounted for as a pooling-of-interests.

The following table shows the pro forma unaudited results of the Company as if the sale of SPI occurred at the beginning of each period (in thousands, except per share data):

                                                   Nine months ended March 31,
                                                  ----------------------------
                                                     2002             2001
                                                   --------         --------
Total revenue.................................     $114,045         $145,091
                                                   --------         --------
Income (loss) from operations.................     $ (2,093)        $ 10,386
                                                   --------         --------
Net income (loss) before extraordinary item...     $ (3,428)        $  3,106
                                                   --------         --------
Earnings (loss) per common share before
  extraordinary item:
Basic.........................................       $(0.16)           $0.15
                                                   --------         --------
Diluted.......................................       $(0.16)           $0.14
                                                   ========         ========

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



                                                           FOR THE QUARTER ENDED MARCH 31, 2002
                          -----------------------------------------------------------------------------------------------
                          Performance                            Project     Technology &  Vertical
                           Solutions    Government  Leadership  Management   Development    Market      Other      Total
                          -----------   ----------  ----------  ----------   ------------  --------     -----     -------
External revenue.....       $ 4,987      $12,496    $ 6,997      $ 3,187       $ 3,924      $ 4,234    $    --    $ 35,825

Cost of revenue......         1,136        8,221      2,608        1,661         1,991        2,790         --      18,407
                            -------      -------      -----      -------       -------      -------    -------    --------

Gross profit.........         3,851        4,275      4,389        1,526         1,933        1,444         --      17,418

SG&A expenses........         3,348        3,570      3,269        1,900         2,389        3,042      2,516      20,034
                            -------      -------    -------      -------       -------      -------    -------    --------
Income (loss) from
  operations.........          $503         $705    $ 1,120      $  (374)      $  (456)     $(1,598)   $(2,516)   $ (2,616)
                            =======      =======    =======      =======       =======      =======    =======    ========
Total assets at
  March 31, 2002.....       $44,266      $64,798    $14,942      $52,451       $40,117      $46,881    $12,724    $276,179
                            =======      =======    =======      =======       =======      =======    =======    ========



                                                          FOR THE QUARTER ENDED MARCH 31, 2001
                          -----------------------------------------------------------------------------------------------
                          Performance                            Project     Technology &  Vertical
                           Solutions    Government  Leadership  Management   Development    Market      Other      Total
                          -----------   ----------  ----------  ----------   ------------  --------     -----     -------
External revenue.....       $13,535      $10,199    $ 7,766      $ 6,439       $ 5,257      $ 7,641    $    --    $ 50,837

Cost of revenue......         3,273        6,565      2,520        2,731         1,550        3,225         --      19,864
                            -------      -------    -------      -------       -------      -------    -------    --------

Gross profit.........        10,262        3,634      5,246        3,708         3,707        4,416         --      30,973

SG&A expenses........         7,270        3,241      4,461        3,580         2,725        3,654        957      25,888

Goodwill
  amortization.......           417          346         21          285           171          208         67       1,515
                            -------      -------    -------      -------       -------      -------    -------    --------
Income (loss) from
  operations.........       $ 2,575      $    47    $   764      $  (157)      $   811      $   554    $(1,024)   $  3,570
                            =======      =======    =======      =======       =======      =======    =======    ========
Total assets at
  March 31, 2002.....       $84,469      $61,951    $12,568      $59,724       $39,213      $44,646    $19,538    $322,109
                            =======      =======    =======      =======       =======      =======    =======    ========



                                                    FOR THE NINE MONTHS ENDED MARCH 31, 2002
                          -----------------------------------------------------------------------------------------------
                          Performance                            Project     Technology &  Vertical
                           Solutions    Government  Leadership  Management   Development    Market      Other      Total
                          -----------   ----------  ----------  ----------   ------------  --------     -----     -------
External revenue.....       $23,620      $35,429    $21,197      $11,544       $13,258      $15,559    $    --    $120,607

Cost of revenue......         5,936       23,080      8,015        6,924         4,884        8,394         --      57,233
                            -------      -------    -------      -------       -------      -------    -------    --------

Gross profit.........        17,684       12,349     13,182        4,620         8,374        7,165         --      63,374

SG&A expenses........        13,945       10,087      9,659        6,460         7,492        8,754      6,145      62,542
                            -------      -------    -------      -------       -------      -------    -------    --------
Income (loss) from
  operations.........       $ 3,739      $ 2,262    $ 3,523      $(1,840)      $   882      $(1,589)   $(6,145)   $    832
                            =======      =======    =======      =======       =======      =======    =======    ========



                                                    FOR THE NINE MONTHS ENDED MARCH 31, 2001
                          -----------------------------------------------------------------------------------------------
                          Performance                            Project     Technology &  Vertical
                           Solutions    Government  Leadership  Management   Development    Market      Other      Total
                          -----------   ----------  ----------  ----------   ------------  --------     -----     -------
External revenue.....       $43,800      $30,430    $23,399      $23,247       $17,593      $22,250    $    --    $160,719


Cost of revenue......         9,862       18,534      6,906       10,784         4,760        9,371         --      60,217
                            -------      -------    -------      -------       -------      -------    -------    --------

Gross profit.........        33,938       11,896     16,493       12,463        12,833       12,879         --     100,502

SG&A expenses........        22,047        9,825     12,287        9,078         9,501        9,873      6,501      79,112

Goodwill
  amortization.......         1,331        1,034         63          855           513          626         67       4,489
                            -------      -------    -------      -------       -------      -------    -------    --------
Income (loss) from
  operations.........       $10,560      $ 1,037    $ 4,143      $ 2,530       $ 2,819      $ 2,380    $(6,568)   $ 16,901
                            =======      =======    =======      =======       =======      =======    =======    ========


8. RECENT ACCOUNTING PRONOUNCEMENTS

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

         The Company adopted the provisions of SFAS 141 immediately. The Company has chosen early adoption of SFAS 142 as of July 1, 2001. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature.

            As of the date of adoption, the Company had unamortized goodwill in the amount of $242.8 million and at March 31, 2002 unamortized goodwill of $208.5 million, primarily due to the write-off of goodwill associated with the sale of the SPI subsidiaries, and had no unamortized identifiable intangible assets which will be subject to the transition provisions of SFAS 141 and SFAS
142. Amortization expense related to goodwill was $4.5 million for the nine months ended March 31, 2001. The Company's policy will be to test impairment annually on July 1 of each fiscal year.

The following table reflects the changes in the carrying value of goodwill by reporting segment during the nine months ended March 31, 2002 (in millions):


                                    Performance                            Project     Technology &  Vertical
                                     Solutions    Government  Leadership  Management   Development    Market      Total
                                    -----------   ----------  ----------  ----------   ------------  --------     ------
Balance as of July 1, 2001.........   $74.6         $51.0        $4.5        $45.6        $26.5        $40.6      $242.8
Additional contingent
consideration......................      --            --          --           --          4.5           --         4.5
Goodwill written off related to
 the sale of SPI...................   (37.8)           --          --           --           --           --       (37.8)
Other..............................      --            --          --           --         (1.0)          --        (1.0)
                                      -----         -----        ----         ----        -----        -----      ------
Balance as of March 31, 2002.......   $36.8         $51.0        $4.5        $45.6        $30.0        $40.6      $208.5
                                      =====         =====        ====        =====        =====        =====      ======


Excluding the effects of goodwill amortization recognized in prior period, the following amounts would have been reported (in thousands, except per share data):


                                               THREE MONTHS ENDED MARCH 31, 2001          NINE MONTHS ENDED MARCH 31, 2001
                                               ---------------------------------          --------------------------------
Reported net income                                      $  703                                       $ 6,155
Add back: Goodwill amortization                           1,515                                         4,489
                                                         ------                                       -------
Adjusted net income                                      $2,218                                       $10,644
                                                         ------                                       -------

Basic earnings per share:
Reported net income                                       $0.03                                         $0.29
Goodwill amortization                                     $0.07                                         $0.21
                                                         ------                                       -------
Adjusted net income                                       $0.10                                         $0.50
                                                         ------                                       -------

Diluted earnings per share:
Reported net income                                       $0.03                                         $0.27
Goodwill amortization                                     $0.07                                         $0.20
                                                         ------                                       -------
Adjusted net income                                       $0.10                                         $0.47
                                                         ------                                       -------


             In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), effective for fiscal years beginning after December 15, 2001. Under the new rules, the criteria required for classifying an asset as held-for-sale have been changed. Assets held-for-sale are stated at the lower of their fair values less estimated selling costs or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the income statement under the new rules. The Company is currently evaluating the impact of SFAS 144 to its consolidated financial statements.

            In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), effective for fiscal years beginning after June 15, 2002. SFAS 143 requires companies to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. A corresponding asset is also recorded which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS 143 on July 1, 2002. The Company does not expect that the provisions of SFAS 143 will have a material impact on its financial condition or results of operations.

            In November 2001, FASB issued Topic Number D-103 regarding Income Statement Characterization of Reimbursements Received for "Out-Of-Pocket" Expenses Incurred. This announcement requires that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. We incur expenses in the delivery of services to our clients that are commonly referred to as "out-of-pocket" expenses. These expenses include, but are not limited to, travel and related charges. Comparative financial statements for prior periods should be reclassified to comply with the guidance of this staff announcement. The provisions of this announcement will be effective for fiscal years beginning after December 15, 2001 and therefore, will be adopted by us, as required, on July 1, 2002

9. SUBSEQUENT EVENTS

            In April, 2002, the Company agreed with the holders of several acquisition promissory notes that the Company could fully satisfy its obligations under the notes by paying $1.9 million of the $2.4 million outstanding principal balance. The Company made payments totaling $1.9 million in April 2002 and will record an extraordinary pretax gain on the early extinguishment of debt of approximately $0.5 million in the fourth quarter of fiscal 2002.

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

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001 (DOLLARS IN THOUSANDS):


                                   Three months ended March 31,             Nine months ended March 31,
                              --------------------------------------   ----------------------------------------
                                   2002                   2001               2002                 2001
                              -------------        -----------------   ------------------   -------------------
Total revenue.............     $35,825    100.0%   $50,837    100.0%   $120,607    100.0%   $160,719     100.0%
Cost of revenue...........      18,407     51.4     19,864     39.1      57,233     47.4      60,217      37.5
                               -------    -----    -------    -----    --------    -----    --------     -----
Gross profit..............      17,418     48.6     30,973     60.9      63,374     52.6     100,502      62.5
Selling, general and
 administrative expenses..      20,034     55.9     25,888     50.9      62,542     51.9      79,112      49.2
Goodwill amortization.....          --       --      1,515      3.0          --       --       4,489       2.8
                               -------    -----    -------    -----    --------    -----    --------     -----
Income (loss) from
 operations...............      (2,616)    (7.3)     3,570      7.0         832      0.7      16,901      10.5
Interest expense, net.....      (1,076)    (3.0)    (1,345)    (2.6)     (3,426)    (2.8)     (3,726)     (2.3)

(Provision) benefit
  for income taxes........       1,285      3.6     (1,522)    (3.0)        983      0.8      (7,020)     (4.4)
                               -------    -----    -------    -----    --------    -----    --------     -----
Income (loss) before
 extraordinary item.......      (2,407)    (6.7)       703      1.4      (1,611)    (1.3)      6,155       3.8
Extraordinary item, net
  of income taxes.........          --       --         --       --     (14,542)   (12.1)         --        --
                               -------    -----    -------    -----    --------    -----     -------     -----
Net income (loss).........     $(2,407)    (6.7)%     $703      1.4%   $(16,153)   (13.4)%   $ 6,155       3.8%
                               =======    =====    =======    =====    ========    =====     =======     ======


RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

             REVENUE BY OPERATING SEGMENT

                                               THREE MONTHS ENDED MARCH 31,
                                            ---------------------------------
                                             2002         2001       PERCENT
                                                                     CHANGE
                                            ------     --------      --------
                                              (DOLLARS IN THOUSANDS)

           Performance Solutions            $4,987     $ 13,535      (63.2)%
           Government                       12,496       10,199       22.5
           Leadership Consulting             6,997        7,766       (9.9)
           Project Management                3,187        6,439      (50.5)
           Technology and Development        3,924        5,257      (25.4)
           Vertical Markets                  4,234        7,641      (44.6)
                                           -------     --------      -----
           Total Revenue                   $35,825     $ 50,837      (29.5)%
                                           =======     ========      =====

         Revenues for the third quarter of 2002 were $35.8 million, a decrease of $15.0 million, or 29.5%, from the third quarter of 2001. Our overall revenue decrease resulted primarily from the difficult economic conditions that many of our clients' industries are experiencing, which led many of our clients to cancel or defer spending on workplace improvement solutions. This decrease in revenue was spread across almost all of our operating groups with the exception of the Government group. The operating groups that were most significantly affected were the Performance Solutions, Project Management, Technology and Development and Vertical Markets groups. Revenues also decreased in the third quarter of 2002 by $4.9 million due to the sale of Sales Performance International, Inc. (including Resolution Software, Inc. and Selling Solutions, Inc.)("SPI") on November 6, 2001.

        The Performance Solution group's revenues decreased by $8.5 million, or 63.2%, in the third quarter of 2002, compared to the same period in 2001, primarily due to the sale in the second quarter of 2002 of SPI and a $2.3 million reduction in licensing fees from our selection and retention offerings.

        The Leadership Consulting group's revenues decreased by $0.8 million, or 9.9%, in the third quarter of 2002 primarily due to delays in new project start-ups.

         The Project Management group's revenues decreased by $3.2 million, or 50.5%, in the third quarter of 2002 due to continued weakness in the airline, telecommunication and technology segments of the national economy, which have been large users of our project management services.

         The Technology and Development group's revenues decreased by $1.4 million, or 25.4%, in the third quarter of 2002, primarily as a result of our decision in early 2001 to outsource the distribution portion of our media business to a third party in exchange for royalties on products sold.

         The Vertical Market group's revenues decreased by $3.4 million, or 44.6%, in the third quarter of fiscal 2002 due to contracts being cancelled or deferred in the telecommunication and retail segments of our customer base.


GROSS PROFIT BY OPERATING SEGMENT


                                                 THREE MONTHS ENDED MARCH 31,
                                    ----------------------------------------------------------
                                        2002       GROSS       2001        GROSS       PERCENT
                                                   MARGIN                  MARGIN      CHANGE
                                     -------       ------    --------      ------      ------
                                                     (DOLLARS IN THOUSANDS)
Performance Solutions                $ 3,851        77.2%    $ 10,262       75.8%      (62.5)%
Government                             4,275        34.2        3,634       35.6        17.6
Leadership Consulting                  4,389        62.7        5,246       67.6       (16.3)
Project Management                     1,526        47.9        3,708       57.6       (58.9)
Technology and Development             1,933        49.3        3,707       70.5       (47.9)
Vertical Markets                       1,444        34.1        4,416       57.8       (67.3)
                                     -------       -----     --------       ----       -----
Total Gross Profit                   $17,418        48.6%    $ 30,973       60.9%      (43.8)%
                                     =======       =====     ========       ====       =====

         Overall, our gross profit in the third quarter of 2002 was $17.4 million, a decrease of $13.6 million, or 43.8%, from the $31.0 million reported in the third quarter of 2001. The reduction in gross profit resulted from the decrease in revenue associated with the difficult economic conditions that many of our clients' industries are experiencing, coupled with the delay in reducing certain fixed costs. Gross margin decreased to 48.6% in the third quarter of 2002 compared to 60.9% in third quarter of 2001 primarily due to lower revenues on top of largely fixed costs and due to the increase in the Government group's lower margin revenues as a percentage of our total revenues from 20% of total revenue in the third quarter of fiscal 2001 to 35% of total revenue in the comparable fiscal 2002 quarter. Gross margins also decreased due to a $1.8 million reduction in higher margin licensing fees.

         The Performance Solutions group's gross profit decreased by $6.4 million, or 62.5%, in the third quarter of 2002 compared to the same period in fiscal 2001. The reduction in gross profit is due principally to the sale, in the second quarter of fiscal 2002, of SPI as well as a reduction in revenues as discussed above. However, gross margin improved slightly in the third quarter of fiscal 2002 to 77.2% as compared to 75.8% in the comparable prior period due to the change to a more variable workforce.

         The Leadership Consulting group's gross profit decreased by $0.8 million, or 16.3% and the group's gross margin decreased from 67.6% to 62.7% in the third quarter of 2002, primarily due to the decrease in revenues in the third quarter of fiscal 2002.

         The Project Management group's gross profit decreased by $2.2 million, or 58.9%, in the third quarter of 2002, and gross margin decreased to 47.9% from 57.6% in the third quarter of 2001. The decline in gross profit and gross margin was a result of lower revenues due to continuing weakness in the airline, telecommunication and technology segments of the national economy. These three industry segments have been large users of our project management services. The Project Management group uses primarily full-time service providers. Changes in demand for project management services can result in fluctuations in our gross margins due to the time required to adjust staffing levels and can result in some overcapacity in our staffing for project management services. We continue to monitor and adjust our staffing levels.

         The Technology and Development group's gross profit decreased by $1.8 million, or 47.9% and the group's gross margin decreased from 70.5% to 49.3% in the third quarter of 2002, primarily as a result of the outsourcing of the distribution portion of our media business to a third party in exchange for royalties on products sold. The Technology and Development group uses primarily full-time service providers. Changes in demand for services can result in fluctuations in our gross margins due to the time required to adjust staffing levels.

         The Vertical Markets group's gross profit decreased by $3.0 million, or 67.3%, in the third quarter of 2002 and the group's gross margin decreased to 34.1% from the 57.8% reported in the third quarter of 2001. The reduction in gross margin and gross profit was primarily due to continued weakness in the telecommunication and retail segments of the national economy, which led many of our clients to decrease spending on workplace improvement solutions. The gross margin also decreased due to additional work needed to complete two custom retail programs that required additional modifications. The Vertical Market group has initiated cost saving measures and has completed the two retail programs and, therefore, anticipates an increase in the gross margin in the fourth quarter of fiscal 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES BY OPERATING SEGMENT

                                                        THREE MONTHS ENDED MARCH 31,
                                        ---------------------------------------------------------
                                          2002    PERCENT OF       2001    PERCENT OF     PERCENT
                                                   SEGMENT                  SEGMENT       CHANGE
                                                   REVENUE                  REVENUE
                                        -------   --------        -------   --------      -------
                                                        (DOLLARS IN THOUSANDS)
Performance Solutions                   $ 3,348     67.1%         $ 7,270     53.7%        (53.9)%
Government                                3,570     28.6            3,241     31.8          10.2
Leadership Consulting                     3,269     46.7            4,461     57.5         (26.7)
Project Management                        1,900     59.6            3,580     55.6         (46.9)
Technology and Development                2,389     60.9            2,725     51.8         (12.3)
Vertical Markets                          3,042     71.8            3,654     47.8         (16.7)
Corporate Office                          2,516      N/A              957      N/A         163.0
                                        -------     ----          -------     ----         -----
Total                                   $20,034     55.9%         $25,888     50.9%        (22.6)%
                                        =======    =====          =======     ====         =====



         Total selling, general and administrative ("SG&A") expenses decreased by $5.9 million, or 22.6%, to $20.0 million in the third quarter of 2002, from $25.9 million in the third quarter of 2001. SG&A as a percentage of revenue increased from 50.9% in the third quarter of 2001 to 55.9% in the third quarter of 2002. The decrease in SG&A expenses was primarily due to general and administrative ("G&A") personnel reductions, lower selling expenses and other cost containment activities that we have undertaken in response to the weakening economic conditions. Included in SG&A is a $0.4 million charge for severance and other related expenses related to the reduction of 92 full-time equivalent positions that occurred during the three months ended March 31, 2002.

         The Performance Solutions group's SG&A expenses decreased by $3.9 million, or 53.9%, in the third quarter of 2002, and as a percent of revenue increased to 67.1%, from 53.7% in the third quarter of 2001. The reduction in SG&A expenses was primarily due to G&A personnel reductions, lower selling expenses and other cost containment activities that we have undertaken in response to the weak economy and the sale, in the second quarter of 2002, of SPI.

         The Leadership Consulting group's SG&A expenses decreased by $1.2 million, or 26.7%, in the third quarter of 2002, and as a percent of revenue decreased to 46.7%, from 57.5% in the third quarter of 2001. The reduction in SG&A expenses was primarily due to G&A personnel reductions and other cost containment activities that we have undertaken in response to the weak economy.

         The Project Management group's SG&A expenses decreased by $1.7 million, or 46.9%, in the third quarter of 2002. The decrease in SG&A expenses is primarily due to G&A personnel reductions, lower selling expenses and other cost containment activities that we have undertaken in response to the weak economy partially offset by the severance and other expenses associated with our work force reductions. In the third quarter of 2002 we reduced our full-time staffing by 31 people.

         The corporate office's SG&A expenses increased by $1.5 million, or 163.0%, to $2.5 million in the third quarter of 2002. In the third quarter of 2001, SG&A was reduced by $1.0 million for the reversal of discretionary accruals related to compensation. Adjusting for the reversals, the remaining increase is primarily due to expensing $0.7 million of costs associated with our review of strategic alternatives related to the planned refinance of our existing credit facility, partially offset by the a reduction of discretionary spending and the effects of staffing reductions.

GOODWILL AMORTIZATION

         Goodwill amortization decreased by $1.5 million in the third quarter of 2002. The decrease in amortization is directly related to our early adoption on July 1, 2001 of SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. We have completed the first step of the analysis and an indication exists that there is an impairment in the carrying amount of our goodwill. We believe that the impairment charge will be in the range of $170 million to $185 million and spread across all operating segments. The second step, comparing the implied fair value of goodwill to the carrying amount, is required to be completed as soon as possible, but no later than the end of the year of adoption. The transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of operations in the fourth quarter of fiscal 2002.


INCOME (LOSS) FROM OPERATIONS

         Loss from operations before extraordinary item and income taxes was $(2.6) million in the third quarter of 2002, compared to income of $3.6 million in the third quarter of 2001 as a result of the factors previously discussed.

INTEREST EXPENSE

         Interest expense, net decreased $0.2 million to $1.1 million in the third quarter of 2002 from $1.3 million in the third quarter of 2001. The decrease in interest expense is primarily due to lower average borrowings under our line of credit and the repayment of notes issued for acquisitions.

INCOME TAXES

             Provision for income taxes decreased $2.8 million to a $1.3 million benefit in the third quarter of 2002 from a $1.5 million provision in the third quarter of 2001. The decrease in the income tax provision was primarily due to the loss from operations in 2002. Historically, our effective tax rate is higher than the statutory tax rate primarily due to the nondeductibility of our goodwill amortization for tax purposes.

RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2001

                REVENUE BY OPERATING SEGMENT

                                                NINE MONTHS ENDED MARCH 31,
                                            ----------------------------------
                                              2002        2001        PERCENT
                                                                      CHANGE
                                            -------      --------     -------
                                                  (DOLLARS IN THOUSANDS)
           Performance Solutions            $ 23,620     $ 43,800      (46.1)%
           Government                         35,429       30,430       16.4
           Leadership Consulting              21,197       23,399       (9.4)
           Project Management                 11,544       23,247      (50.3)
           Technology and Development         13,258       17,593      (24.6)
           Vertical Markets                   15,559       22,250      (30.1)
                                            --------     --------     ------
           Total Revenue                    $120,607     $160,719      (25.0)%
                                            --------     --------     ------

         Revenues for the first nine months of 2002 were $120.6 million, a decrease of $40.1 million, or 25.0%, from the same period of 2001. Our revenue decrease resulted primarily from the difficult economic conditions that many of our clients' industries are experiencing, which led many of our clients to defer spending on workplace improvement solutions. This decrease in revenue was spread across almost all of our operating groups with the exception of the Government group. Other factors contributing to the revenue decline include our decision in 2001 to outsource the distribution portion of our media business to a third party in exchange for royalties on products sold and the sale in the second quarter of 2002 of our SPI subsidiaries.

         The Performance Solution group's revenues decreased by $20.2 million, or 46.1%, for the first nine months of 2002 primarily due to the decrease in industry spending on workplace training due to current economic conditions and the sale in the second quarter of 2002 of SPI, which accounted for approximately $10.2 million of the decrease.

         The Leadership Consulting group's revenues decreased by $2.2 million, or 9.4%, for the first nine months of 2002 primarily due to the delay in new project start-ups.

         The Project Management group's revenues decreased by $11.7 million, or 50.3%, for the first nine months of 2002 primarily due to continued weakness in the airline, telecommunication and technology segments of the national economy, which segments have been the principal users of our project management services.

         The Technology and Development group's revenues decreased by $4.3 million, or 24.6%, for the first nine months of 2002, primarily as a result of our decision in 2001 to outsource the distribution portion of our media business to a third party in exchange for royalties on products sold.

           The Vertical Market group's revenues decreased by $6.6 million, or 30.1%, for the first nine months of 2002 primarily due to contracts being cancelled or deferred in the telecommunication and retail segments of our customer base.


GROSS PROFIT BY OPERATING SEGMENT

                                                  NINE MONTHS ENDED MARCH 31,
                                    -----------------------------------------------------------
                                      2002         GROSS        2001      GROSS         PERCENT
                                                   MARGIN                 MARGIN        CHANGE
                                    --------       ------    ---------    -----         -------
                                                    (DOLLARS IN THOUSANDS)
Performance Solutions               $ 17,684        74.9%    $  33,938     77.5%         (47.9)%
Government                            12,349        34.9        11,896     39.1            3.8
Leadership Consulting                 13,182        62.2        16,493     70.5          (20.1)
Project Management                     4,620        40.0        12,463     53.6          (62.9)
Technology and Development             8,374        63.2        12,833     73.0          (34.7)
Vertical Markets                       7,165        46.1        12,879     57.9          (44.4)
                                    --------        ----     ---------     ----          -----
Total Gross Profit                  $ 63,374        52.6%    $ 100,502     62.5%         (36.9)%
                                    ========        ====     =========     ====          =====


           Overall, our gross profit for the first nine months of 2002 was $63.4 million, a decrease of $37.1 million, or 36.9%, from the $100.5 million reported in the same period of 2001. Gross margin decreased to 52.6% for the first nine months of 2002 compared to 62.5% for the same period of 2001. The reduction in gross profit and gross margin resulted from the revenue reduction associated with the difficult economic conditions that many of our clients' industries are experiencing coupled with the delay in reducing certain fixed costs. An additional factor causing the decrease in gross margin is due to the increase in the Government group's lower margin revenues as a percentage of our total revenues from 18.9% of total revenue for the first nine months of fiscal 2001 to 29.3% of total revenue in the first nine months of fiscal 2002. Gross margins also decreased due to a $2.5 million reduction in higher margin licensing fees.

         The Performance Solutions group's gross profit decreased by $16.2 million, or 47.9%, and gross margin decreased to 74.9% from 77.5% for the first nine months of 2002 compared to the same period of 2001. The reduction in both gross profit and gross margin is due principally to the decrease in revenue mentioned above and the sale in the second quarter of SPI.

         The Leadership Consulting group's gross profit decreased by $3.3 million, or 20.1%, and gross margin decreased to 62.2% from 70.5% for the first nine months of 2002 compared to the same period of 2001. The reduction in both gross profit and gross margin is due principally to the decrease in revenue mentioned above.

         The Project Management group's gross profit decreased by $7.9 million, or 62.9%, for the first nine months of 2002, and gross margin decreased to 40.0%, from 53.6% for the first nine months of 2001. The decline in gross profit and gross margin was a result of lower revenues due to continuing weakness in the airline, telecommunication and technology segments of the national economy, which segments have been the principal users of our project management services. The Project Management group uses primarily full-time service providers. Changes in demand for project management services can result in fluctuations in our gross margins due to time required to adjust staffing levels. Persistent weakness in the airline, telecommunication and technology sectors of the national economy has decreased demand for our project management services and resulted in some overcapacity in our staffing for project management services. We continue to monitor and adjust our staffing levels.

         The Technology and Development group's gross profit decreased by $4.4 million, or 34.7%, and the group's gross margin decreased from 73.0% to 63.2% for the first nine months of 2002, primarily as a result of the outsourcing of the distribution portion of our media business to a third party in exchange for royalties on products sold.

         The Vertical Markets group's gross profit decreased by $5.7 million, or 44.4%, for the first nine months of 2002 and the group's gross margin decreased to 46.1% from the 57.9% reported for the first nine months of 2001. The reduction in gross margin and gross profit was primarily due to continued weakness in the telecommunication and retail segments of the national economy, which led many of our clients to decrease spending on workplace improvement solutions.



SELLING, GENERAL AND ADMINISTRATIVE EXPENSES BY OPERATING SEGMENT

                                                       NINE MONTHS ENDED MARCH 31,
                                        ---------------------------------------------------------
                                          2002      PERCENT OF     2001       PERCENT OF  PERCENT
                                                     SEGMENT                   SEGMENT     CHANGE
                                                     REVENUE                   REVENUE
                                        -------      -------     --------     --------    -------
                                                         (DOLLARS IN THOUSANDS)
Performance Solutions                   $13,945        59.0%     $ 22,047        50.3%    (36.7)%
Government                               10,087        28.5         9,825        32.3       2.7
Leadership Consulting                     9,659        45.6        12,287        52.5     (21.4)
Project Management                        6,460        56.0         9,078        39.1     (28.8)
Technology and Development                7,492        56.5         9,501        54.0     (21.1)
Vertical Markets                          8,754        56.3         9,873        44.4     (11.3)
Corporate Office                          6,145         N/A         6,501         N/A      (5.3)
                                        -------       -----       -------        ----     -----
Total                                   $62,542        51.9%      $79,112        49.2%    (20.9)%
                                        =======        ====       =======        ====     =====

         Total SG&A expenses decreased by $16.6 million, or 20.9%, to $62.5 million for the first nine months of 2002, from $79.1 million for the first nine months of 2001. SG&A as a percentage of revenue increased from 49.2% for the first nine months of 2001 to 51.9% for the first nine months of 2002. The decrease in SG&A expenses was primarily due to G&A personnel reductions, lower selling expenses and other cost containment activities that we have undertaken due to the weak economy. Included in SG&A is a $1.7 million charge for severance and other related expenses related to the reduction of 332 full-time equivalent positions that occurred during the nine months ended March 31, 2002.

         The Performance Solutions group's SG&A expenses decreased by $8.1 million, or 36.7%, for the first nine months of 2002, and as a percent of revenue increased to 59.0%, from 50.3% for the first nine months of 2001. The reduction in SG&A expenses was primarily due to G&A personnel reductions, lower selling expenses and other cost containment activities that we have undertaken in response to the weak economy and the sale in the second quarter of 2002 of SPI. In the nine months ended March 31, 2002, we have reduced our full-time staffing in the Performance Solutions group by 77 people.

         The Leadership Consulting group's SG&A expenses decreased by $2.6 million, or 21.4%, for the first nine months of 2002, and as a percent of revenue decreased to 45.6%, from 52.5% for the first nine months of 2001. The reduction in SG&A expenses was primarily due to G&A personnel reductions and other cost containment activities that we have undertaken.

         The Project Management group's SG&A expenses decreased by $2.6 million, or 28.8 %, for the first nine months of 2002. The decrease in SG&A expenses is primarily due to G&A personnel reductions, lower selling expenses and other cost containment activities that we have undertaken in response to the weak economy partially offset by the severance and other expenses associated with our work force reductions. In the nine months ended March 31, 2002, we have reduced our full-time staffing in the Project Management group by 100 people.

         The Technology and Development group's SG&A expenses decreased by $2.0 million, or 21.1%, for the first nine months of 2002. The decrease in SG&A expenses is predominately due to the decrease in personnel as a result of the outsourcing of the distribution portion of our media business to a third party in exchange for royalties on products sold.

         The corporate office's SG&A expenses decreased by $0.4 million, or 5.3%, to $6.1 million for the first nine months of 2002, primarily due to a reduction of discretionary spending and the effects of staffing reductions, partially offset by the increase in expenses related to the review of our strategic alternatives associated with our planned refinance of our existing credit facility.


GOODWILL AMORTIZATION

         Goodwill amortization decreased by $4.5 million for the first nine months of 2002. The decrease in amortization is directly related to our early adoption on July 1, 2001 of SFAS 142.

INCOME FROM OPERATIONS

         Income from operations was $0.8 million for the first nine months of 2002, compared to $16.9 million for the first nine months of 2001 as a result of the factors previously discussed.

INTEREST EXPENSE

         Interest expense, net decreased to $3.4 million for the nine months ended March 31, 2002 from $3.7 million for the nine months ended March 31, 2001. The decrease is due to lower net borrowing on our credit facility and repayment of other notes.

INCOME TAXES

          Provision for income taxes decreased from $7.0 million for the first nine months of 2001 to a benefit of $1.0 million for the first nine months of 2002. The decrease in the income tax provision was primarily due to lower pre-tax income in 2002 and the reduction of certain tax reserves that were deemed to be in excess of our requirements. Historically, our effective tax rate is higher than the statutory tax rate primarily due to the nondeductibility of our goodwill amortization for tax purposes.


EXTRAORDINARY ITEM

             On November 6, 2001, we consummated the sale of SPI to a company controlled by the former majority stockholder of Sales Performance International, Inc., which former stockholder was an officer, director and employee of Sales Performance International, Inc. at the time of the sale. The decision to sell these businesses was based, in part, upon the determination that the niche high-end sales training provided by these operating companies through the Solution Selling, Inc. methodology does not fit well with the Company's long-term strategic plan. The purchaser paid us approximately $19.5 million in cash and returned 517,325 shares of our Common Stock originally received by the former majority stockholder when Sales Performance International, Inc. was acquired. Included in the assets of the companies sold was $1.2 million in cash. As a result of the sale of the SPI businesses, we recognized in the second quarter of fiscal 2002 an extraordinary loss of approximately $14.5 million, primarily due to the elimination of related goodwill. In accordance with Accounting Principles Board Opinion No. 16, the loss was presented as an extraordinary item in the accompanying financial statements as the sale of SPI occurred within two years of a business combination accounted for as a pooling-of-interests.


LIQUIDITY AND CAPITAL RESOURCES

         We generated approximately $6.0 million of net cash in operating activities during the first nine months of 2002 primarily from the decrease in accounts receivable, costs in excess of billings and prepaid expenses, partially offset by the decrease in accounts payable and accrued expenses. Net cash provided by investing activities was $12.4 million in the first nine months of 2002, primarily from the net proceeds of the sale of Sales Performance International, Inc. and a related business partially offset by the capitalization of internal product development efforts, purchases of property and equipment and payment of contingent consideration. We used $15.4 million in the nine months ended March 31, 2002 to reduce our outstanding balance under our credit facility and repay notes. We used approximately $2.4 million in net cash during the first nine months of 2001. Net cash used in investing activities was $12.1 million in the first nine months of 2001, primarily for acquisitions of businesses and purchases of property and equipment.

         As of December 31, 2001, we had outstanding indebtedness under our $50.0 million credit facility of $46.4 million. The credit facility is guaranteed by all of Provant's subsidiaries and secured by a pledge of all of the assets of Provant and the assets of each of its subsidiaries and expires July 31, 2002. We can use the credit facility for working capital and general corporate purposes, with certain limitations. The credit facility (i) generally prohibits us from paying dividends and other distributions, (ii) generally does not permit us to incur or assume other indebtedness, (iii) requires us to comply with certain financial covenants and (iv) requires us to obtain approval to draw on the facility to pay contingent consideration. On March 13, 2002, the Company executed an amendment to the credit facility agreement that, among other things, required the Company to take certain actions to facilitate the repayment of the credit facility by April 30, 2002. On May 15, 2002, the Company and the banks executed an amendment to the credit facility agreement that, among other things, waived certain covenant defaults existing as of March 31 and April 30, 2002, increased the interest rate applicable under the facility, extended to July 31, 2002 the date by which the credit facility must be repaid and required the Company to take certain actions to facilitate repaying the credit facility by July 31, 2002. On May 13, 2002, the outstanding balance under the credit facility was $42.7 million.

            We are currently obligated to pay $6.0 million as contingent consideration pursuant to the November 1998 acquisition agreement relating to our acquisition of Strategic Interactive, Inc. During December 2001, we amended the November 1998 acquisition agreement so that we may, at our option and if we are able when payment is due, pay the contingent consideration in cash or 40% in cash and 60% in stock, with the value of the stock being the average of the last sale prices of our Common Stock for the 10 consecutive trading days following the date on which we filed our Quarterly Report on Form 10-Q with the Securities and Exchange Commission for the quarter ended December 31, 2001. Based upon this calculation, up to 5.8 million shares of Common Stock could be issued if the maximum payment in stock is made. In April 2002, we further amended the November 1998 acquisition agreement whereby the amount of contingent consideration was fixed at $6.0 million and the payment date was extended to July 31, 2002. Our ability to pay the contingent consideration all in cash will require us to refinance our existing credit facility and obtain additional financing, of which there can be no assurance.

            In April, 2002, the Company agreed with the holders of several acquisition promissory notes that the Company could fully satisfy its obligations under the notes by paying $1.9 million of the $2.4 million outstanding principal balance. The Company made payments totaling $1.9 million in April 2002 and will record an extraordinary pretax gain on the early extinguishment of debt of approximately $0.5 million in the fourth quarter of fiscal 2002.

         We have retained an investment banking firm to assist us in reviewing our strategic alternatives, including a possible sale of the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, Business Combinations, and SFAS 142. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         The Company adopted the provisions of SFAS 141 immediately. The Company has chosen early adoption of SFAS 142 as of July 1, 2001. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature.

                  As of the date of adoption, the Company had unamortized goodwill in the amount of $242.8 million and at March 31, 2002 unamortized goodwill of $208.5 million and had no unamortized identifiable intangible assets which will be subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill was $4.5 million for the nine months ended March 31, 2001. The Company's policy will be to test impairment annually on July 1 of each fiscal year.

             In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the criteria required for classifying an asset as held-for-sale have been changed. Assets held-for-sale are stated at the lower of their fair values less estimated selling costs or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the income statement under the new rules. The Company is currently evaluating the impact of SFAS 144 to its consolidated financial statements.

            In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), effective for fiscal years beginning after June 15, 2002. SFAS 143 requires companies to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. A corresponding asset is also recorded which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS 143 on July 1, 2002. The Company does not expect that the provisions of SFAS 143 will have a material impact on its financial condition or results of operations.

                  In November 2001, the FASB issued Topic Number D-103 regarding Income Statement Characterization of Reimbursements Received for "Out-Of-Pocket" Expenses Incurred. This announcement requires that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. We incur expenses in the delivery of services to our clients that are commonly referred to as "out-of-pocket" expenses. These expenses include, but are not limited to, travel and related charges. Comparative financial statements for prior periods should be reclassified to comply with the guidance of this staff announcement. The provisions of this announcement will be effective for fiscal years beginning after December 15, 2001, and will therefore be adopted by us, as required, on July 1, 2002.

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

         The Company is exposed to interest rate risk in the ordinary course of business. For fixed rate debt, interest rate changes affect the fair value but do not affect earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings or cash flow. A one-percentage point increase in interest rates would have a material effect on our future earnings or cash flow. Based on our borrowings of $46.4 million under the credit facility as of March 31, 2002, a one-percent increase in interest rates would decrease cash flow and earnings, net of taxes, by approximately $0.3 million on an annual basis.

PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

             None.

                               SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PROVANT, INC.


Date: May 15, 2002                        By: /s/  Norman G. Fornella
                                              ----------------------------------
                                              Norman G. Fornella
                                              Executive Vice President and
                                              Chief Financial Officer