Form 10-K
period 2002-06-30
PROVANT INC
filed 2002-10-15
CIK 1054853

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended June 30, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                              to                             .

Commission file number 000-23989

PROVANT, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	04-3395167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

67 Batterymarch Street, Suite 600, Boston, Massachusetts	02110
(Address of principal executive offices)	(Zip Code)

(617) 261-1600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share
(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

As of October 10, 2002, 21,500,796 shares of common stock were outstanding, of which 21,005,756 were beneficially owned by non-affiliates. The aggregate market value of shares held by non-affiliates was approximately $2,520,691 based on the last sale price of the common stock on such date as reported by The Nasdaq SmallCap Market.

PART I

Item 1.     Business

Overview

We are one of the largest providers of performance improvement services and training products that help business and government organizations improve their effectiveness and profitability by enhancing the capabilities of their people. We offer a vast array of performance skills training covering subjects from employee selection and retention to communication to diversity and inclusion. We also provide leadership consulting and project management services. With over 1,500 corporate and government clients, we offer blended solutions that combine instructor-led and Web-based training in order to strengthen the performance and productivity of both individual employees and organizations as a whole. The depth of our offerings and breadth of delivery methods allow our clients to provide training to their employees at virtually every level of their organizations. As of June 30, 2002, our clients included 52% of the Fortune 250 companies.

Provant was organized in May 1998 through the acquisition of seven companies providing performance improvement services and products. Subsequent to those initial acquisitions through September 2000, we acquired 16 additional businesses. In November 2001, we sold three of these businesses, Sales Performance International, Inc., Solution Selling, Inc. and Resolution Software, Inc., which we had combined in our Sales Performance unit (“SPI”). During our 2001 fiscal year, we reorganized our acquired businesses into six business groups to better serve our clients and operate more efficiently and effectively. During the last fiscal year, we continued to integrate the operations of these businesses and completed an internal corporate restructuring to achieve tax savings and align our corporate and operational structures. In response to the weak economy, we have continued to implement cost containment measures. During the last fiscal year, we reduced our full-time staff by approximately 400 people.

Business Groups

Our objective is to enhance our position as a leading provider of performance improvement services and products to Fortune 1000 companies and comparably-sized government entities. To help achieve this objective, we operate through six business groups, each of which is built upon industry-leading people and content created through years of research and development. In addition to providing their specialized service and product offerings to our clients, our six business groups work together to help our clients develop and implement an integrated human capital plan, or “people strategy.” With our services and training as part of this plan, an organization can achieve measurable results as it improves its people and enterprise as a whole. Our six business groups are as follows:

Performance Solutions.    Our Performance Solutions group offers a wide range of services and products that are designed to provide or improve skills, change behavior and improve performance. Our experts work closely with our clients to custom-design performance skills products, training courses and course materials. Clients of this group include Bell South, Procter & Gamble, State Farm Insurance, Home Depot, Gillette, Pfizer, Ford and America Online. Our Performance Solutions group offers training in the following areas:

•
Selection and Retention: We help organizations lengthen employee tenure, broaden employee contribution and deepen employee commitment. In particular, we help our clients understand the skills required of their employees and implement more effective recruitment and retention programs with the goal of maximizing employee productivity. For example, Behavioral Interviewing(R) teaches managers to identify specific job skills required for a position and to interview effectively prospective candidates and evaluate their abilities.

•	Communications: We help improve employee communication skills in the areas of presentation, voicemail, email and writing. For example, Effective Communicating is a two-day workshop designed to make a client’s key personnel more effective in public speaking, sales presentation and other types of oral communication.

•
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

Vertical Markets.    Our Vertical Markets group provides our clients with industry-focused service and product offerings to better satisfy our clients’ specific performance improvement needs. By applying our industry-specific content and delivery methods, we customize performance improvement solutions for multiple clients in a cost-effective manner. For example, we have developed a standard point-of-sale simulator to assist companies in the retail industry, which can be rapidly customized to address the specific needs of our retail clients who use point-of-sale devices. Clients of this group include The New York Stock Exchange, Verizon, Citibank, Blockbuster, AXA and Sears. Our Vertical Markets group specializes in the following industry sectors:

•	Telecommunications: We create leader-led and technology-based performance improvement services and products for clients in the telecommunications industry.

•
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

•	Financial Services: We offer consulting and training services specializing in integrating management processes and information technology systems in the financial services industry.

Government.    Our Government group designs, develops and implements customized technology-based and paper-based training programs for government entities. We also provide human resources management services to these organizations, including outplacement services to assist in workforce restructuring. For example, our Government group helped the Defense Commissary Agency become a performance-based organization by streamlining management structures, increasing training effectiveness and conducting a customer satisfaction survey. Our Government group recently was awarded a contract by the U.S. Department of Transportation to be the exclusive provider of human resources management services for the Federal Air Marshal program, which has a potential contract value of $6 million per year. Other clients of the Government group include the U.S. Army, Boeing and the Naval Air Warfare Center. Providing services under government contracts entails risks discussed elsewhere herein, including the risk that many of our government contracts are subject to termination at the election of the government.

Project Management.    Our Project Management group, which is managed under our Government Group, provides our clients with the services, training, tools and methodologies needed to complete complex strategic projects successfully. For example, this group assisted an airline in deploying multimedia equipment for the computer-based training of its customer service personnel. Our responsibilities included developing parameters for the project, designing and managing the construction of the training facilities, and coordinating procurement, delivery and set-up. In addition, we trained our client’s personnel to be more effective project managers. Key clients of the Project Management group include Toyota, Bell South, AT&T and Sears.

Leadership Consulting.    Our Leadership Consulting group assists senior executives and their leadership teams in aligning the strategy, structure and culture of their organizations. We provide our clients with expertise and processes to create the organizational effectiveness needed to ensure that a client’s mergers, acquisitions and other ventures are successful. This group also provides “needs assessment” services to help organizations determine where significant increases in overall performance can be accomplished through improvements in employee performance skills or in organizational culture. For example, we assisted a large mortgage bank in identifying critical areas for organizational change by administering an employee survey to more than 10,000 employees. Because of the extensive relationships between our experts in the Leadership Consulting group and senior executives at our clients, we can promote the entire Provant line of services and products. Key clients of the Leadership Consulting group include McDonalds, RR Donnelly, United Utilities and Nationwide.

Technology and Development.    Our Technology and Development group helps clients use Web-based technology to improve employee and organizational performance while reducing costs. Our Web-based training management systems provide clients with an automated approach to the enrollment, tracking and measurement of performance improvement activities. We can install these systems at the client’s site or operate them from our facility. For example, we developed a system for a manufacturing client which allows its 12,000 employees to access a course catalog, enroll in courses, take tests, review transcripts and read company news and other information. This system will deliver performance improvement content through the client’s intranet. In addition, we provide custom e-learning solutions for our clients and have developed a library of over 70 e-learning product offerings through our strategic alliance with SmartForce. Key clients of the Technology and Development group include Ford, General Motors, Raytheon and Rockwell Collins.

For more information about our business segments, see Note 19 to our audited financial statements included elsewhere herein.

Delivery Methods

We offer multiple delivery methods for our performance improvement services and products to address the particular needs, cost concerns and cultures of our clients. Our primary delivery methods are described below:

Instructor-Led Training.    We deliver our programs to clients’ employees primarily through the use of certified instructors who are either salaried employees or contract instructors. Most of our instructor-led training is delivered at our clients’ facilities, although we also deliver certain programs at our own training facilities. In some cases, our programs are delivered in a seminar format to a small group of individuals from multiple clients, or through video conferencing. We typically provide written materials as a part of our instructor-led programs, and in some cases sell related supplemental materials. We also develop custom courseware that is delivered by instructors who are not affiliated with us. Our courses and programs generally range in length from a few hours to several days and include from one to hundreds of participants.

Train-the-Trainer.    For several of our services and products, we train and certify qualified employees of clients in an instructor-led program. The certified client employees then are licensed to use our methodologies and materials to train other employees of the client in instructor-led classes at client sites. We supply training materials for these classes and on going training for the certified trainers. We receive fees for the employee-led classes on either a per-participant or per-site basis.

Technology-based Formats.    We increasingly are delivering our products in technology-based delivery formats, such as the Internet, and through other distance-based media. Because of the benefits of technology-based training, we have converted a number of our products to technology-based formats.

Books and Tapes.    We also deliver some of our training through books and video and audio tapes. We offer over 500 titles of specialized books, tapes and other written materials.

Sales and Marketing

We market and sell our services and products through over 200 sales people in our six business groups. We offer integrated solutions to clients, including clients that are outsourcing their entire training needs to us, such as Weyerhaeuser.

We have developed a broad client base of over 1,500 corporate and government clients. Our clients are spread across a wide range of industries. Other than the Cooperative Administrative Service Unit, a customer of the Government group that accounted for 13% of our total revenue in 2002, no single customer accounted for more than 10% of our total revenue in fiscal 2000, 2001 or 2002. Our sales to U.S. government entities accounted for approximately 15%, 17% and 27% of our total revenue in fiscal 2000, 2001 and 2002, respectively. Our clients during fiscal 2002 included:

•	52% of the Fortune 250 companies;

•	9 of the top 10 Fortune 1000 financial institutions;

•	6 of the top 10 Fortune 1000 insurance companies;

•	9 of the top 10 Fortune 1000 telecommunications companies; and

•	9 of the top 10 Fortune 1000 retail companies.

We market and sell our services and products through seminars, client referrals, direct marketing, our Web site and trade publications. Through our corporate branding campaign, we seek to establish national brand identification for the Provant name, while leveraging the value of the established names of many of our businesses, such as J. Howard and Associates, Senn-Delaney Leadership Consulting, MOHR Retail Learning Systems, Decker Communications and Star Mountain. Today, Provant is recognized as a leader in providing integrated performance improvement to our clients.

Our sales of services and products to government entities require a different marketing and sales approach and strategy. We have a group of associates dedicated to our government marketing and sales who understand and have considerable experience in the sales process needed to support the federal government. Typically, these sales occur through a competitive bidding process started by the government entity’s issuance of a request for proposal for a contemplated project. We may submit a proposal on our own behalf or as a subcontractor to another company. Many services and products delivered to federal government agencies are provided through orders placed under a General Services Administration (“GSA”) Supply Schedule contract or under Office of Personnel Management/Training Management Assistance (“OPM”). We benefit from our status as a preferred provider under certain funding mechanisms, including the GSA and OPM vehicles, which allows us to negotiate contracts without a request for proposal.

Competition

The performance improvement industry is highly fragmented and competitive. We believe the principal competitive factors in our industry are the strength of client relationships, quality of services and products, breadth of service and product offerings, quality and number of delivery methods, reputation and the ability to provide customized services and products.

We compete with many privately held training companies, most of which provide a limited range of services and products. In addition to these small competitors, a number of larger companies are engaged in the business of providing performance improvement services and products, including AchieveGlobal and ESI International (subsidiaries of IIR), Development Dimensions International, EPS Solutions, The Forum Corporation (a subsidiary of Pearson Plc) and several large publishers of professional reference materials who recently have entered the industry. We also occasionally compete with large professional service companies that generally offer training services in conjunction with strategic consulting and other client assignments of larger scope. In addition, many of our clients and potential clients have internal training departments.

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

Employees

As of June 30, 2002, we employed 1,393 full-time and part-time employees. We regard our relationship with our employees as generally satisfactory. In addition, we provide certain of our services and products through independent contractors, which as of June 30, 2002, numbered approximately 100.

Item 2.     Properties

We lease our principal executive office located in Boston, Massachusetts, and as of June 30, 2002, maintained 25 additional leased office locations in 15 states, and one in the United Kingdom. The remaining terms of our leases are less than ten years. Our principal offices are located in: Alexandria, Virginia; Atlanta, Georgia; Columbia, Maryland; Urbandale, Iowa; Lansing, Michigan; Brighton, Massachusetts; Long Beach and San Francisco, California; Provo, Utah; and Ridgewood, New Jersey. We believe that our facilities are adequate to serve our current level of operations. If additional facilities are required, we believe that suitable additional or alternative space will be available as needed on commercially reasonable terms.

Item 3.     Legal Proceedings

We are, from time to time, a party to litigation arising in the ordinary course of business. Management believes that no pending legal proceeding will have a material adverse effect on our business, financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of Provant’s fiscal year ended June 30, 2002.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

Provant’s common stock is quoted on The Nasdaq SmallCap Market (“Nasdaq”) under the symbol “POVT.” On August 15, 2002, Provant’s common stock was transferred from The Nasdaq National Market to The Nasdaq SmallCap Market subject to Nasdaq’s approval of Provant’s application. On August 29, 2002, Nasdaq notified Provant that as a result of the potential issuance of an aggregate of 5,750,794 shares of common stock to the former stockholders of Strategic Interactive, Inc. (“SI”), a company acquired by Provant in October 1998, Provant is not in compliance with Nasdaq’s shareholder approval requirements, as set forth in Nasdaq Marketplace Rule 4350(i)(1), and that Provant’s non-compliance would be considered by the Nasdaq Listing Qualifications Panel when deciding whether to proceed with Provant’s application for its common stock to be traded on The Nasdaq SmallCap Market. Provant expects to issue 5.8 million shares in late October or early November 2002 to the former stockholders of SI. The issuance of these shares will most likely result in the delisting of Provant’s common stock from the Nasdaq SmallCap Market.

The following table sets forth the high and low sale prices for the common stock for each quarter for the years ended June 30, 2002 and 2001, as reported by Nasdaq.

	High	Low
Year Ended June 30, 2002
First Quarter	$2.01	$0.32
Second Quarter	0.96	0.32
Third Quarter	0.80	0.46
Fourth Quarter	0.59	0.20

	High	Low
Year Ended June 30, 2001
First Quarter	$9.00	$4.88
Second Quarter	7.94	2.53
Third Quarter	6.94	4.12
Fourth Quarter	6.06	1.72

On October 10, 2002, the last sale price of Provant’s common stock was $0.12 as reported by Nasdaq and there were 230 holders of record of common stock.

Dividend Policy

Provant intends to retain all of its earnings to finance its operations and does not anticipate paying cash dividends on its common stock in the foreseeable future. Any future determination as to the payment of dividends on the common stock will be at the discretion of the Board of Directors and will depend upon, among other things, Provant’s future earnings, operating and financial condition and capital requirements, as well as general business conditions and any other factors the Board of Directors may consider. Provant’s credit facility currently restricts our ability to pay dividends without the consent of the lenders.

Item 6.     Selected Consolidated Financial Data

The following table presents selected historical consolidated financial data for Provant as of and for the five years ended June 30, 2002. For acquisitions accounted for under the purchase method of accounting, the operating results have been included from the date of acquisition. For the one acquisition accounted for under the pooling-of-interests method of accounting, the operating results for all periods presented include the results of Provant, Senn-Delaney Leadership Consulting Group, Inc. and Senn-Delaney Leadership Consulting U.K., Ltd. (together “Senn-Delaney Leadership”). In November 2001, we consummated the sale of SPI.

The selected data should be read in conjunction with the consolidated financial statements for the year ended June 30, 2002, the related notes, and the independent auditors’ report which contains an explanatory paragraph appearing elsewhere in this document and stating that the current terms of the amount outstanding under Provant’s credit facility, along with the fact that Provant has a working capital deficit and has incurred losses from operations in 2002, raises substantial doubt about the entity’s ability to continue as a going concern. The consolidated financial statements and the selected data do not include any adjustments that might result from the outcome of that uncertainty.

	For the year ended June 30,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Statement of Operations Data:
Total revenue	$161,156	$206,869	$217,359	$165,615	$36,911
Cost of revenue	76,564	82,774	86,754	65,793	13,001

Gross profit	84,592	124,095	130,605	99,822	23,910
Selling, general and administrative expenses	83,704	114,037	105,689	81,743	32,970
Reorganization charge	—	—	8,287	—	—
Pooling costs	—	—	1,215	—	—
Impairment loss	5,609	—	—	—	—
Goodwill amortization	—	6,003	5,383	2,622	245

Income (loss) from operations	(4,721)	4,055	10,031	15,457	(9,305)
Other income (expense)	27	(34)	72	884	(21)
Interest expense	4,853	4,911	2,408	131	42

Income (loss) before income taxes, extraordinary items and cumulative effect of a change in accounting principle	(9,547)	(890)	7,695	16,210	(9,368)
Provision (benefit) for income taxes(1)	(1,750)	2,045	5,922	8,832	271

Net income (loss) before extraordinary items and cumulative effect of a change in accounting principle	(7,797)	(2,935)	1,773	7,378	(9,639)
Extraordinary items:
Loss on sale of operations, net of taxes	(14,345)	—	—	—	—
Early extinguishments of debt, net of taxes	315	—	—	—	—

Income (loss) before cumulative effect of a change in accounting principle	(21,827)	(2,935)	1,773	7,378	(9,639)
Cumulative effect of a chang in accounting principle, net of taxes	(165,447)	—	—	—	—

Net income (loss)	$(187,274)	$(2,935)	$1,773	$7,378	$(9,639)

Income (loss) per common share:
Income (loss) before extraordinary items and cumulative effect of a change in accounting principle
Basic	$(0.36)	$(0.14)	$0.08	$0.48	$(1.48)

Diluted	$(0.36)	$(0.14)	$0.08	$0.44	$(1.48)

Extraordinary item (loss on sale of operations, net of taxes)
Basic and diluted	$(0.66)	$—	$—	$—	$—

Extraordinary item (early extinguishments of debt, net of taxes)
Basic and diluted	$0.01	$—	$—	$—	$—

Cumulative effect of a change in accounting principle, net of taxes
Basic and diluted	$(7.69)	$—	$—	$—	$—

Net income (loss)
Basic	$(8.70)	$(0.14)	$0.08	$0.48	$(1.48)

Diluted	$(8.70)	$(0.14)	$0.08	$0.44	$(1.48)

Weighted average common shares outstanding:
Basic	21,530,449	21,397,672	20,897,579	15,376,145	6,518,455
Diluted	21,530,449	21,397,672	21,793,771	16,656,475	6,518,455

(1)
Through December 12, 1999, Senn-Delaney Leadership had elected to be treated as an S corporation and, accordingly, no income taxes have been provided on income of Senn-Delaney Leadership for periods ending on or prior to that date.

	At June 30,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Balance Sheet data:
Working capital (deficit)	$(27,398)	$16,658	$10,173	$9,585	$11,437
Total assets	98,797	324,809	301,461	298,695	93,148
Long-term debt, net of current portion	800	58,358	41,699	9,242	874
Stockholders’ equity	20,950	211,967	205,038	201,584	66,207

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements as a result of any number of factors, including those presented below under “Factors that May Affect Future Results”. All references to years, unless otherwise noted, refer to our fiscal year, which ends on June 30. For example, a reference to 2002 means the 12-month period that ended on June 30, 2002. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

Overview

We are one of the largest providers of performance improvement services and training products that help business and government organizations improve their effectiveness and profitability by enhancing the capabilities of their people. We offer a vast array of performance skills training covering subjects ranging from employee selection and retention to communication to diversity and inclusion. We also provide leadership consulting and project management services. With over 1,500 corporate and government clients, we offer blended solutions that combine instructor-led and Web-based training in order to strengthen the performance and productivity of both individual employees and organizations as a whole. The depth of our offerings and breadth of delivery methods allow our clients to provide training to their employees at virtually every level of their organizations.

Provant was organized in May 1998 through the acquisition of seven companies providing performance improvement services and products. Subsequent to those initial acquisitions through September 2000, we acquired 16 additional businesses. In November 2001, we sold SPI.

Segments

Operating segments are defined as components of an enterprise for which separate financial information is regularly available and evaluated by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is the Chief Executive Officer.

To leverage the assets of our people and our service offerings and to provide operational efficiency, in 2001 we integrated our businesses into six operating groups or segments. The segments are Performance Solutions, Vertical Markets, Government, Leadership Consulting, Project Management and Technology and Development. Each operating segment is managed separately (although the Project Management Group is currently managed under the Government Group) and represents a strategic business unit that serves different markets or provides different services and products. Revenues of each operating group vary based on the results of the economic conditions in the particular industries that they serve or the demand for services and products that they provide

Revenues

The Company recognizes revenue from five main sources: (i) instructor-led and train-the-trainer seminars, (ii) licensing its intellectual property, (iii) custom services and products, (iv) consulting and training management services, and (v) standardized products.

Cost of Revenue

Cost of revenue primarily consists of (i) salaries and benefits for our instructors, consultants and course designers and costs of independent contractors; and (ii) the cost of developing, designing and producing training courses and materials, including costs of materials and amortization of product development costs. As a result, our gross margins are affected by the number of instructors, consultants and course designers employed and their utilization rate during any given period.

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

Results of Operations for the Three Years Ended June 30, 2002

This historical consolidated information has been derived from our audited financial statements included elsewhere herein.

	Year Ended June 30,
	2002		2001		2000
	(dollars in thousands)
Total revenue	$161,156	100.0%	$206,869	100.0%	$217,359	100.0%
Cost of revenue	76,564	47.5	82,774	40.0	86,754	39.9

Gross profit	84,592	52.5	124,095	60.0	130,605	60.1
Selling, general and administrative expenses	83,704	51.9	114,037	55.1	105,689	48.6
Reorganization charge	—	—	—	—	8,287	3.8
Pooling costs	—	—	—	—	1,215	0.6
Impairment loss	5,609	3.5	—	—	—	—
Goodwill amortization	—	—	6,003	2.9	5,383	2.5

Income (loss) from operations	(4,721)	(2.9)	4,055	2.0	10,031	4.6
Other income (expense)	27	—	(34)	—	72	—
Interest expense	4,853	3.0	4,911	2.4	2,408	1.1
Provision (benefit) for income taxes	(1,750)	(1.1)	2,045	1.0	5,922	2.7

Net income (loss) before extraordinary items and cumulative effect of a change in accounting principle	(7,797)	(4.8)	(2,935)	(1.4)	1,773	0.8
Extraordinary item (loss on sale of operations, net of taxes)	(14,345)	(8.9)	—	—	—	—
Extraordinary item (early extinguishment of debt, net of taxes)	315	0.2	—	—	—	—

Income (loss) before cumulative effect of a change in accounting principle	(21,827)	(13.5)	(2,935)	(1.4)	1,773	0.8
Cumulative effect of a change in accounting principle, net of taxes	(165,447)	(102.7)	—	—	—	—

Net income (loss)	$(187,274)	(116.2)%	$(2,935)	(1.4)%	$1,773	0.8%

Year Ended June 30, 2002 Compared to Year Ended June 30, 2001

Revenue

	Year Ended June 30,
	2002	2001	Percent Change
	(dollars in thousands)
Performance Solutions	$30,583	$56,741	(46.1)%
Government	49,220	41,383	18.9
Leadership Consulting	28,229	31,860	(11.4)
Project Management	14,435	28,671	(49.7)
Vertical Markets	21,065	27,901	(24.5)
Technology and Development	17,624	20,313	(13.2)

Total Revenue	$161,156	$206,869	(22.1)%

Revenues for 2002 were $161.2 million, a decrease of $45.7 million, or 22.1%, from the $206.9 million reported in 2001. A significant portion of the decrease was due to the loss of revenue from SPI, which was sold in November 2001. Revenues from this unit were $6.6 million for 2002 compared to $20.1 million for 2001, a decrease of $13.5 million. The remaining revenue decrease, which is spread across all of our operating groups except the Government group, resulted primarily from the difficult economic conditions that many of our clients’ industries are experiencing, which led many of our clients to decrease spending on workplace improvement solutions.

The Performance Solution group’s revenues decreased by $26.2 million, or 46.1%, for fiscal 2002 primarily due to the decrease in industry spending on workplace training due to current economic conditions and the sale in the second quarter of 2002 of SPI, which accounted for approximately $13.5 million of the decrease.

The Government group’s revenues increased by $7.8 million, or 18.9%, for fiscal 2002 primarily from the addition of a few significant contracts, which were obtained, in part, as a result of the increased training efforts mandated by government entities during the year.

The Leadership Consulting group’s revenues decreased by $3.6 million, or 11.4%, for fiscal 2002 primarily due to client delays in commencing new projects.

The Project Management group’s revenues decreased by $14.2 million, or 49.7%, for fiscal 2002 primarily due to continued weakness in the airline, telecommunication and technology segments of the national economy, which segments have been the principal users of our project management services.

The Vertical Market group’s revenues decreased by $6.8 million, or 24.5%, for fiscal 2002 primarily due to contracts being cancelled or deferred in the telecommunication and retail segments of our customer base.

The Technology and Development group’s revenues decreased by $2.7 million, or 13.2%, for fiscal 2002, primarily as a result of our decision in 2001 to outsource the distribution portion of our media business to a third party in exchange for royalties on products sold.

Gross Profit

	Year Ended June 30,
	2002	Gross Margin	2001	Gross Margin	Percent Change
	(dollars in thousands)
Performance Solutions	$23,178	75.8%	$43,643	76.9%	(46.9)%
Government	16,693	33.9	15,516	37.5	7.6
Leadership Consulting	17,564	62.2	22,018	69.1	(20.2)
Project Management	6,006	41.6	13,537	47.2	(55.6)
Vertical Markets	10,350	49.1	15,079	54.0	(31.4)
Technology and Development	10,801	61.3	14,302	70.4	(24.5)

Total Gross Profit	$84,592	52.5%	$124,095	60.0%	(31.8)%

Overall our gross profit in 2002 was $84.6 million, a decrease of $39.5 million, or 31.8%, from the $124.1 million reported in 2001. The reduction in gross profit resulted from the revenue reduction associated with the difficult economic conditions that many of our clients’ industries are experiencing, coupled with our lag in reducing certain fixed costs. Gross margin decreased to 52.5% in 2002 compared to 60% in 2001 primarily due to the combination of lower revenues and largely fixed costs as well as the increase in the Government group’s lower margin revenues as a percentage of our total revenues from 20.0 % of total revenues in 2001 to 30.5 % of total revenues in 2002. Gross margins also decreased due to a $4.2 million reduction in higher margin licensing fees from all operating groups.

The Performance Solutions group’s gross profit decreased by $20.5 million, or 46.9%, and gross margin decreased slightly to 75.8% in 2002 from 76.9% in 2001. The reduction in both gross profit and gross margin is due principally to the decrease in revenue and the sale in the second quarter of 2002 of SPI.

The Government group’s gross profit increased by $1.2 million, or 7.6%, and gross margin decreased to 33.9% in 2002 from 37.5% in 2001. The increase in gross profit is attributable to the increase in revenues and the decrease in margins is attributable to the lower margin contracts that were awarded during 2002.

The Leadership Consulting group’s gross profit decreased by $4.5 million, or 20.2%, and gross margin decreased to 62.2% in 2002 from 69.1% in 2001. The reduction in both gross profit and gross margin is due principally to the decrease in revenue and delay in reducing certain fixed costs.

The Project Management group’s gross profit decreased by $7.5 million, or 55.6%, and gross margin decreased to 41.6% in 2002 from 47.2% for 2001. The decline in gross profit and gross margin was a result of lower revenues due to continued weakness in the airline, telecommunication and technology segments of the national economy, which segments have been the principal users of our project management services. The Project Management group uses primarily full-time service providers. Changes in demand for project management services can result in fluctuations in our gross margins due to time required to adjust staffing levels. Persistent weakness in the airline, telecommunication and technology sectors of the national economy has decreased demand for our project management services and resulted in overcapacity in our staffing for project management services. We continue to monitor and adjust our staffing levels.

The Vertical Markets group’s gross profit decreased by $4.7 million, or 31.4%, for 2002 and the group’s gross margin decreased to 49.1% in 2002 from the 54.0% reported for 2001. The reduction in gross margin and gross profit was primarily due to continued weakness in the telecommunication and retail segments of the national economy, which led many of our clients to decrease spending on workplace improvement solutions.

The Technology and Development group’s gross profit decreased by $3.5 million, or 24.5%, and the group’s gross margin decreased from 70.4% in 2001 to 61.3% for 2002, primarily as a result of the outsourcing of the distribution portion of our media business to a third party in exchange for royalties on products sold.

Selling, General and Administrative Expenses

	Year Ended June 30,
	2002	Percent of Segment Revenue	2001	Percent of Segment Revenue	Percent Change
	(dollars in thousands)
Performance Solutions	$18,017	58.9%	$30,995	54.6%	(41.9)%
Government	13,748	27.9	13,145	31.8	4.6
Leadership Consulting	12,574	44.5	17,606	55.3	(28.6)
Project Management	8,139	56.4	14,273	49.8	(43.0)
Vertical Markets	11,481	54.5	13,554	48.6	(15.3)
Technology and Development	9,820	55.7	12,042	59.3	(18.5)
Corporate Office	9,925	N/A	12,422	N/A	(20.1)

Total	$83,704	51.9%	$114,037	55.1%	(26.6)%

Total selling, general and administrative (“SG&A”) expenses decreased by $30.3 million, or 26.6%, to $83.7 million in 2002, from $114.0 million in 2001. SG&A as a percentage of revenue decreased from 55.1% in 2001 to 51.9% in 2002. The decrease in SG&A expenses was primarily due to reductions in general and administrative (“G&A”) personnel, other cost containment activities and lower selling expenses.

The Performance Solutions group’s SG&A expenses decreased by $13.0 million, or 41.9%, for 2002, and as a percent of revenue increased to 58.9%, from 54.6% for 2001. The reduction in SG&A expenses was primarily due to reductions in G&A personnel, other cost containment activities and lower selling expenses as well as the sale in the second quarter of 2002 of SPI. During 2002, we reduced our full-time staff in the Performance Solutions group by 77 people. As a percentage of revenue, SG&A expenses increased over 2001 due to delays in the implementation of fixed costs reduction coupled with decreased revenue.

The Government group’s SG&A expenses increased by $0.6 million, or 4.6%, for 2002, and as a percent of revenue decreased to 27.9%, from 31.8% for 2001. Overall expenses increased as a result of the overall increase in revenues. The decrease as a percentage of revenue resulted from various cost containment activities that we have undertaken.

The Leadership Consulting group’s SG&A expenses decreased by $5.0 million, or 28.6%, for 2002, and as a percent of revenue decreased to 44.6%, from 55.3% for 2001. The reduction in SG&A expenses was primarily due to G&A personnel reductions and other cost containment activities that we have undertaken. During 2002, we reduced our full-time staff in the Leadership group by 38 people.

The Project Management group’s SG&A expenses decreased by $6.1 million, or 43.0%, for 2002, and as a percent of revenue increased to 56.4% from 49.8% in 2001. The decrease in SG&A expenses is primarily due to reductions in G&A personnel, other cost containment activities and lower selling expenses, partially offset by the severance and other expenses associated with our work force reductions. During 2002, we reduced our full-time staff in the Project Management group by 100 people. As a percentage of revenue, SG&A expenses increased over 2001 due to various fixed costs which were not reduced through cost containment activities coupled with the decreased revenue.

The Vertical Markets group’s SG&A expenses decreased by $2.1 million, or 15.3%, for 2002, and as a percent of revenue increased to 54.5%, from 48.6% for 2001. The decrease in SG&A expenses is primarily due to reductions in G&A personnel, other cost containment activities and lower selling expenses partially offset by the severance and other expenses associated with our work force reductions. During 2002, we reduced our full-time staff in the Vertical Markets group by 100 people. As a percentage of revenue, SG&A expenses increased over 2001 due to various fixed costs which were not reduced through cost containment activities coupled with the decreased revenue.

The Technology and Development group’s SG&A expenses decreased by $2.2 million, or 18.5%, for 2002, and as a percent of revenue decreased to 55.7% from 59.3% in 2001. The decrease in SG&A expenses is predominately due to the decrease in personnel as a result of the outsourcing of the distribution portion of our media business to a third party in exchange for royalties on products sold. During 2002, we reduced our full-time staff in the Technology & Development group by 60 people.

The corporate office’s SG&A expenses decreased by $2.5 million, or 20.1%, to $9.9 million for 2002, primarily due to a reduction of discretionary spending and the effects of staffing reductions, partially offset by the increase in expenses related to the review of our strategic alternatives and our efforts to renegotiate our existing credit facility. In connection with the credit facility, we paid approximately $1.2 million in fees.

Impairment Loss.

We completed our annual goodwill impairment review as of April 30, 2002 and have recorded an additional impairment loss of $5.6 million for the year ended June 30, 2002.

Goodwill Amortization.

Goodwill amortization decreased by $6.0 million in 2002. The decrease in amortization is directly related to our early adoption on July 1, 2001 of SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. We have completed our transitional goodwill impairment evaluation. The evaluation resulted in the identification of a transitional impairment loss of $165.4 million, net of taxes. In accordance with SFAS 142, the transitional impairment loss has been recorded as a cumulative effect of a change in accounting principle, net of tax, on the face of the statement of operations.

The basis for setting value under the new SFAS 142 is current fair market value, which differs from the historical treatment of goodwill. The historical treatment allowed companies to value the goodwill using a non-discounted cash flow over a 40-year period. The combination of the change in the method of determining goodwill and the current state of the economy caused the significant impairment to our current carrying value.

Income (loss) from operations.

Loss from operations was $4.7 million in 2002, compared to income from operations of $4.1 million in 2001 as a result of the factors previously discussed.

Interest Expense.

Interest expense decreased slightly by $0.06 million to $4.85 million in 2002 from $4.91 million in 2001.

Income Taxes.

Income taxes decreased from a provision of $2.0 million in 2001 to a benefit of $1.8 million in 2002 due to a decrease in pre-tax income to a net loss in 2002. Historically, the effective tax rate has been higher than the statutory tax rate primarily due to the nondeductibility of our goodwill amortization for tax purposes.

Extraordinary Items.

On November 6, 2001, we consummated the sale of SPI to a company controlled by the former majority stockholder of Sales Performance International, Inc., which former stockholder was an officer, director and employee of Sales Performance International, Inc. at the time of the sale. The decision to sell SPI was based, in part, upon the determination that the niche high-end sales training provided by SPI through the Solution Selling methodology did not fit well with our long-term strategic plan. In addition, in connection with the sale, we eliminated our obligation to pay $10.5 million of cash and stock contingent consideration. The purchaser paid us approximately $19.5 million in cash and returned 517,325 shares of our common stock originally received by the former majority stockholder when Sales Performance International, Inc. was acquired. Included in the assets of SPI was $1.2 million in cash. As a result of the sale of SPI, we recognized in the second quarter of fiscal 2002 an extraordinary loss of approximately $14.4 million, net of taxes, primarily due to the elimination of related goodwill. In accordance with Accounting Principles Board Opinion No. 16, the loss was presented as an extraordinary item in the accompanying financial statements as the sale of SPI occurred within two years of a business combination accounted for as a pooling-of-interests.

In April 2002, we agreed with the holders of several promissory notes issued in connection with the acquisition of their businesses to discharge our obligations under those notes by paying $1.9 million of the $2.4 million outstanding principle balance. We made payments totaling $1.9 million in April 2002 and recorded an extraordinary gain on the early extinguishment of debt of approximately $0.3 million, net of taxes.

Year Ended June 30, 2001 Compared to Year Ended June 30, 2000

Revenue

	Year Ended June 30,
	2001	2000	Percent Change
	(dollars in thousands)
Performance Solutions	$56,741	$54,391	4.3%
Government	41,383	41,765	(0.9)
Leadership Consulting	31,860	38,674	(17.6)
Project Management	28,671	28,858	(0.6)
Vertical Markets	27,901	29,663	(5.9)
Technology and Development	20,313	24,008	(15.4)

Total Revenue	$206,869	$217,359	(4.8)%

Revenues for 2001 were $206.9 million, a decrease of $10.5 million, or 4.8%, from revenues 2000. Our revenue decrease resulted primarily from the difficult economic conditions that many of our clients’ industries are experiencing, which led many of our clients to decrease spending on workplace improvement solutions, and our ongoing operational transformation.

This decrease in revenue was concentrated in our Leadership Consulting, Technology and Development, and Vertical Markets groups. The Leadership Consulting group’s revenues in 2001 decreased by $6.8 million, or 17.6%, primarily due to contract implementation delays.

The Technology and Development group’s revenues decreased by $3.7 million, or 15.4%, in 2001, primarily as a result of the elimination of certain services and products as part of our fiscal 2000 reorganization program and our decision in 2001 to outsource the distribution portion of our media business to a third party in exchange for royalties on products sold. These revenue decreases were partially offset by continued strong sales of our custom e-learning and Learning Management Systems products.

The Vertical Markets group’s revenues decreased by $1.8 million, or 5.9%, in 2001, reflecting the elimination of certain telecommunication services and products in connection with our fiscal 2000 reorganization program and softness in our retail consulting services. These revenue decreases were partially offset by our acquisition in 2001 of a business dedicated to training in the financial services industry.

Gross Profit

	Year Ended June 30,
	2001	Gross Margin	2000	Gross Margin	Percent Change
	(dollars in thousands)
Performance Solutions	$43,643	76.9%	$42,300	77.8%	3.2%
Government	15,516	37.5	16,071	38.5	(3.5)
Leadership Consulting	22,018	69.1	26,935	69.6	(18.3)
Project Management	13,537	47.2	15,252	52.9	(11.2)
Vertical Markets	15,079	54.0	15,027	50.7	0.3
Technology and Development	14,302	70.4	15,020	62.6	(4.8)

Total Gross Profit	$124,095	60.0%	$130,605	60.1%	(5.0)%

Overall our gross profit in 2001 was $124.1 million, a decrease of $6.5 million, or 5.0%, from the $130.6 million reported in 2000. The reduction in gross profit resulted from the revenue reduction associated with the difficult economic conditions that many of our clients’ industries are experiencing and our ongoing operational transformation. Gross margin held steady at approximately 60.0% for both periods.

The decrease in overall gross profit was caused primarily by our Leadership Consulting and Project Management groups. The Leadership Consulting group’s gross profit decreased by $4.9 million, or 18.3%, in 2001, and gross margin decreased to 69.1%, from 69.6% in 2000. The reduction in both gross profit and gross margin is due principally to contract implementation delays. This segment of our business uses primarily full-time service providers.

The Project Management group’s gross profit decreased by $1.7 million, or 11.2%, in 2001, and gross margin decreased to 47.2%, from 52.9% in 2000. The decline in gross profit and gross margin was a result of lower revenues due to weakness in the telecommunication and technology segments of the national economy. These two industry segments have been large users of our project management services.

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

The Vertical Markets group’s gross margin increased by $0.1 million, or 0.3%, in 2001 and the group’s gross margin increased to 54.0% from the 50.7% reported in 2000. The Technology and Development group’s 2001 gross margin increased to 70.4% from 62.6% in 2000. The increase in gross margin in these two groups reflects the elimination of certain lower margin telecommunication and technology services and products as part of our fiscal 2000 reorganization program and our decision in 2001 to outsource the distribution portion of our media business to a third party in exchange for royalties on product sales.

Selling, General and Administrative Expenses

	Year Ended June 30,
	2001	Percent of Segment Revenue	2000	Percent of Segment Revenue	Percent Change
	(dollars in thousands)
Performance Solutions	$30,995	54.6%	$25,116	46.2%	23.4%
Government	13,145	31.8	14,653	35.1	(10.3)
Leadership Consulting	17,606	55.3	22,358	57.8	(21.3)
Project Management	14,273	49.8	9,735	33.7	46.6
Vertical Markets	13,554	48.6	10,522	35.5	28.8
Technology and Development	12,042	59.3	14,372	59.9	(16.2)
Corporate Office	12,422	N/A	8,933	N/A	39.1

Total	$114,037	55.1%	$105,689	48.6%	7.9%

Total SG&A expenses increased by $8.3 million, or 7.9%, to $114.0 million in 2001, from $105.7 million in 2000. SG&A as a percentage of revenue increased from 48.6% in 2000 to 55.1% in 2001.

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

The Performance Solutions group’s SG&A expenses increased by $5.9 million, or 23.4%, to $31.0 million in 2001, primarily due to a $1.4 million charge recorded in the fourth quarter for accounts receivable deemed uncollectible and resulting from higher commissions due to stronger demand for our diversity training solutions.

The Government group’s SG&A expenses decreased by $1.5 million, or 10.3%, in 2001. As a percentage of revenue, the Government group’s SG&A expenses declined from 35.1% to 31.8% in 2001. The decrease in these expenses was primarily due to the elimination of certain executive and administrative positions and redundant facilities in connection with our fiscal 2000 reorganization program.

The Leadership Consulting group’s SG&A expenses decreased by $4.7 million, or 21.3%, and as a percentage of revenue decreased from 57.8% in 2000 to 55.3% in 2001. Included in the Leadership Consulting group’s SG&A expenses is $3.3 million of Senn-Delaney Leadership’s compensation differential for 2000. The compensation differential represents adjustments to salary, bonus and benefits historically paid to certain employee owners of Senn-Delaney Leadership in excess of compensation levels to which they have contractually agreed prospectively. Excluding this compensation differential, SG&A expenses for the Leadership group as a percentage of revenue would have been 49.3% in 2000 and 55.3% for 2001.

The Project Management group’s SG&A expenses increased by $4.5 million, or 46.6%, in 2001, primarily due to necessary post-acquisition investments and $1.5 million of charges recorded in 2001 for accounts receivable deemed uncollectable.

The Vertical Markets group’s SG&A expenses increased by $3.0 million, or 28.8%, in 2001, primarily due to an acquisition in 2001. SG&A expenses for the Vertical Markets group as a percentage of revenue were 35.5% in 2000 and 48.6% in 2001.

The Technology and Development group’s SG&A expenses decreased by $2.3 million, or 16.2%, in 2001. The decrease in SG&A expenses was primarily the result of the elimination of certain executive and administrative positions and redundant facilities in connection with our fiscal 2000 reorganization program.

The corporate office’s SG&A expenses increased by $3.5 million, or 39.1%, to $12.4 million in 2001, primarily due to a $1.0 million charge recorded in 2001 related to notes receivable deemed uncollectable, additional investment banking fees and legal costs associated with our review of strategic alternatives and increased corporate headcount due to our integration efforts.

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

Income Taxes.

Provision for income taxes decreased from $5.9 million in 2000 to $2.0 million in 2001, due to a decrease in pre-tax income in 2001. The effective tax rate was higher than the statutory tax rate primarily due to the nondeductibility of our goodwill amortization for tax purposes.

Liquidity and Capital Resources

We generated net cash from operating activities of approximately $0.7 million, $2.6 million and $9.5 million in 2000, 2001 and 2002, respectively. Net cash used in investing activities was $43.5 million in 2000, primarily for payment of contingent consideration, acquisitions of businesses and purchases of property and equipment, and $14.8 million in 2001, primarily for product development expenditures, purchases of property and equipment, acquisitions of businesses and the payment of contingent consideration. Net cash provided by investing activities was $12.0 million in 2002, primarily from proceeds from the sale of SPI, offset by product development expenditures, purchases of property and equipment and the payment of acquisition related costs.

As of June 30, 2002, we had cash of approximately $3.6 million and outstanding indebtedness of $45.5 million under our credit facility that was due to expire on July 31, 2002. The credit facility provides a revolving line of credit for working capital and general corporate purposes, with certain limitations. The credit facility (i) generally prohibits us from paying dividends and other distributions, (ii) generally does not permit us to incur or assume other indebtedness, (iii) requires us to comply with certain financial covenants and (iv) requires us to obtain approval to draw on the facility to pay contingent consideration. The credit facility is guaranteed by all of Provant’s subsidiaries and secured by a pledge of all of the assets of Provant and the assets of each of its subsidiaries. As of June 30, 2002, we were in default under the credit facility and were paying a default rate of interest of prime plus 8.5% per annum.

During fiscal 2002, we had difficulty maintaining compliance with several financial covenants under the credit facility agreement. As a result, we executed a series of amendments to the credit facility agreement that, among other things, reduced our availability under the agreement from $65 million to $48 million, increased the interest rate from prime plus .5% to prime plus 8.5% and required us to pay more than $1 million in waiver and amendment fees. In addition, the banks required us to take certain actions that would result in the repayment of the credit facility in advance of the July 31, 2002 expiration date. Our efforts to do so proved unsuccessful.

Since July 1, 2002, we have executed amendments to the credit facility agreement that, among other things, extended the facility expiration date to October 11, 2002, reduced availability under the facility from $48 million to $45.5 million, and required us to pay $50,000 in waiver and amendment fees. We are currently in default on amounts outstanding under the credit facility. We have received a term sheet from, and are currently negotiating with the banks to amend the credit facility agreement to, among other things, extend the expiration date to July 1, 2003 and reduce the interest rate, subject to our continued obligation to take actions, including the sale of certain of our assets that would result in the repayment of our indebtedness to the banks.

As of June 30, 2002, we were obligated to pay $6.0 million as contingent consideration pursuant to the October 1998 acquisition agreement relating to our acquisition of SI. Under the October 1998 acquisition agreement, as amended, we were required to pay to the former SI stockholders contingent consideration of $2.4 million in cash and $3.6 million in cash or 5.8 million shares of common stock on or before September 16, 2002. We are currently in discussions with the former SI stockholders to extend the payment due date for the $2.4 million in cash owed to them until the earlier to occur of July 1, 2003 or our receipt of net proceeds from certain sales of our assets should any such sales occur. Upon effectiveness of a registration statement we intend to file by October 28, 2002, we anticipate issuing 5.8 million shares of common stock to the former SI stockholders in satisfaction of our obligation to pay them $3.6 million of contingent consideration.

On September 29, 2001, we paid $3.3 million to Executive Education Institute, Inc. (“EEI”), which is owned by Flory Netsch Hiatrides, a Vice President of Provant, under the terms of a promissory note issued by us in connection with our September 2000 acquisition of the EEI business (which is a part of our Vertical Markets group). As of June 30, 2002, we owed EEI an additional $3.3 million under the terms of a second promissory note payable on September 29, 2002 that was issued by us in connection with the EEI acquisition. We are currently in discussions with EEI to extend the payment due date for the second note until the earlier to occur of July 1, 2003 or our receipt of net proceeds from certain sales of our assets should any such sales occur.

As of June 30, 2002, we owed the former stockholders of Hughes Research Corporation an aggregate of $0.3 million under promissory notes due on September 28, 2002 that were issued two years earlier in connection with our acquisition of that company. We are currently in discussions with these stockholders to extend the payment due date for the notes until the earlier to occur of July 1, 2003 or our receipt of net proceeds from certain sales of our assets should any such sales occur.

We have retained Jefferies & Co., an investment banking firm, to assist us in reviewing our strategic alternatives, including a possible sale of Provant or certain of our assets. We have also retained Quarterdeck Investment Partners, an investment banking firm, to assist us in the possible sale of our Government group. We have been in discussions with various potential strategic and financial buyers and are pursuing those discussions aggressively.

We have two effective shelf registration statements on Form S-4. Each registration statement relates to the issuance of up to 3,000,000 shares of common stock in connection with acquisitions. Of those shares, 3,942,430 shares have been issued through June 30, 2002. By October 28, 2002, we plan to file an additional registration statement registering additional shares sufficient to fulfill our obligation to issue 5,750,794 shares of common stock to the former stockholders of SI.

    Contractual Obligations

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases expiring through 2011 and has other contractual obligations at June 30, 2002. Future payments as of June 30, 2002 are as follows:

Year ending June 30,	Capital Leases	Operating Leases	Line of Credit	Notes Payable	Contingent Consideration
2003	$242	$6,061	$45,484	$3,704	$2,400
2004	222	5,327	—	87	—
2005	—	3,900	—	94	—
2007	—	3,038	—	101	—
2007	—	2,404	—	109	—
After 2007	—	3,513	—	187	—

Total	$464	$24,243	$45,484	$4,282	$2,400

Summary of Critical Accounting Policies and Significant Judgments and Estimates

Revenue Recognition

Provant recognizes revenue from five main sources: (i) instructor-led and train-the-trainer seminars,  (ii) licensing its intellectual property, (iii) custom services and products, (iv) consulting and training management services, and (v) standardized products. Provant recognizes revenue from instructor-led training and train-the-trainer seminars, usually on a per-participant basis, when the training is delivered. Provant recognizes revenue from site and user licenses when: (1) there is persuasive evidence that an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, and (4) collectibility is probable. Amounts received in advance of delivery are reported as deferred revenue and recognized as revenue upon meeting the aforementioned criteria.

Provant generally recognizes revenue from sales of its custom services and products under long-term contracts in one of three ways. Revenue on fixed price contracts is recognized using the percentage of completion method based on costs incurred in relation to total estimated costs. Provant’s failure to estimate accurately the resources required for a project, or Provant’s failure to complete its contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. Provant’s business unit finance personnel continually review costs incurred and total estimated costs for fixed price contracts, resulting in revisions to the amount of recognized revenue for a contract. If Provant does not accurately estimate the resources required or the scope of work to be performed for a contract or Provant does not manage the project properly within the planned time period, then Provant may recognize a loss on the contract. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Revenue on time-and-materials contracts is recognized to the extent of fixed billable rates for hours delivered. Revenue on cost-plus-fee contracts is recognized based on reimbursable costs incurred plus estimated fees earned thereon. Deferred revenue is recognized for payments received prior to services being performed. Provant recognizes revenue from fees for its consulting services on a time and materials basis, and monies received in excess of time and materials earned is recorded as billings in excess of costs. Provant recognizes maintenance fees on training management services ratably over the life of the contract. Provant recognizes revenue for standardized products, such as books or videotapes, when the products are delivered. We also incur “out-of-pocket” expenses which are reimbursable by the client. Through June 30, 2002 these expenses were accounted for as a reduction of the related costs. Effective July 1, 2002, reimbursements received for out-of-pocket expenses incurred will be characterized as revenue in our statement of operations.

For multiple element arrangements involving products, services and support elements, we recognize revenue in accordance with the residual method, when objective evidence of fair value does not exist for the delivered element. Under the residual method, the fair value of the undelivered elements are deferred and subsequently recognized. We have established sufficient objective evidence of fair value for the applicable services and support elements based on the price charged when these elements are sold separately. Accordingly, product license revenue sold as part of a multiple element arrangement is recognized under the residual method in arrangements in which the product is sold with one or both of the other elements. Revenue from license agreements that require significant customizations and modifications to the product is deferred and recognized using the percentage of completion method. For license arrangements involving customizations for which the amount of customization effort cannot be reasonably estimated or when product license arrangements provide for customer acceptance, we recognize revenue under the completed contract method of accounting.

Impairment of Intangible Assets

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Provant adopted SFAS 141 immediately and SFAS 142 as of July 1, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. SFAS 141 required, upon adoption of SFAS 142, that Provant evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, Provant was required to reassess the useful lives of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset was identified as having an indefinite useful life, Provant was required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Impairment loss was measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS 142 required Provant to perform an assessment of whether there was an indication that goodwill was impaired on July 1, 2001. This assessment involved the identification of Provant’s reporting units and the determination of the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Provant has 14 reporting units. Provant then had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. The calculation of the fair value of each reporting unit involves estimates that are typical of valuation procedures and include the selection of both qualitative and quantitative valuation measures. Management determines fair value based on a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. The market price multiples are selected and applied to the company based on the relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Management predominately utilizes third-party valuation reports in its determination of fair value. The impairment policy will be consistently applied in evaluating impairment for each of Provant’s reporting units in the fourth quarter of each fiscal year, at a minimum.

To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and Provant must perform the second step of the transitional impairment test. In the second step of the analysis, Provant must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which are measured as of the date of adoption.

Provant has completed the analysis and determined that due to the continued weakness in the economy, operating results and cash flows were lower than expected in fiscal 2001 which resulted in an impairment in the carrying amount of its goodwill in the amount of $165.4 million, net of $0.8 million of taxes, which spread across all operating segments. The transitional impairment loss is recognized as the cumulative effect of a change in accounting principle in the accompanying statement of operations. Provant’s annual impairment analysis, performed on April 30, 2002, resulted in an additional reduction in goodwill of $5.6 million. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that Provant operates in a volatile business environment. This could result in material impairment charges in future periods.

As of the date of adoption (July 1, 2001) and June 30, 2002, Provant had unamortized goodwill in the amount of $242.8 million and $36.1 million, respectively, and at each date had no unamortized identifiable intangible assets which were subject to the transition provisions of SFAS 141 and SFAS 142. Provant’s policy will be to test impairment annually in the fourth quarter of each fiscal year.

Capitalized Computer and Educational Software Development Costs

Capitalized computer and educational software development costs consist of costs to develop and purchase computer and educational software to be licensed or otherwise marketed to customers. Development costs incurred in the research and development of new computer and educational software products and enhancements to existing products are expensed in the period incurred, unless these costs qualify for capitalization in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Capitalized educational and computer software development costs are amortized over the economic lives of the related products, typically three to five years, beginning at their initial shipment date. The straight-line method approximates the units of production methodology for these products.

Internet web site development costs are capitalized in accordance with Emerging Issues Task Force Issue No. 00-02, Accounting for Web Site Development Costs.

Recent Accounting Pronouncements

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the criteria required for classifying an asset as held-for-sale have been changed. Assets held-for-sale are stated at the lower of their fair values less estimated selling costs or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the income statement under the new rules. Provant does not expect the effect of SFAS 144 to have a material effect on the financial statements.

In November 2001, the FASB issued Topic Number D-103 regarding Income Statement Characterization of Reimbursements Received for “Out-Of-Pocket” Expenses Incurred. This announcement requires that reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the statement of operations. We incur expenses in the delivery of services to our clients that are commonly referred to as “out-of-pocket” expenses. These expenses include, but are not limited to, travel and related charges. Comparative financial statements for prior periods should be reclassified to comply with the guidance of this staff announcement. The provisions of this announcement are effective for fiscal years beginning after December 15, 2001, and were therefore adopted by us, as required, on July 1, 2002. Provant does not know at this time the dollar value that will need to be reclassified.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The standard rescinds Statement 4 which required all gains and loses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item net of related income tax effect. Provant adopted the provisions of the standard related to the rescission of Statement 4 on July 1, 2002. Provant does not expect this Statement will have a material effect on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The provisions of this Statement are required to be applied to exit or disposal activities that are initiated after December 31, 2002. Provant does not expect this Statement will have a material effect on its financial position or results of operations.

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

We may not be able to generate sufficient cash flow from operations.

We have no remaining borrowing capacity under our revolving credit facility. Therefore, we must finance our payroll, rent, other operating expenses, and interest on our credit facility and other debt obligations from cash flow from operations. A deterioration in our revenues or cash flow could leave us without sufficient liquidity to fund our operations.

We may not be able to satisfy the requirements of our lenders.

We are currently in discussions with our banks to extend the expiration date of our credit facility to July 1, 2003. As a condition to an earlier extension, we agreed to sell certain of our assets and to use the net proceeds to pay down the credit facility. In the event that we are unable to reach an agreement with the banks for an extension of our credit agreement or are unable to satisfy its conditions, the banks could declare an event of default and foreclose on our assets.

We may not be able to satisfy the requirements of our junior creditors.

We are currently in discussions with several of our junior creditors to extend the payment terms on notes issued and contingent consideration obligations incurred in connection with the acquisition of their businesses.

In the event that we are unable to reach an agreement with these junior creditors or satisfy our obligations to them, the junior creditors could pursue legal remedies.

A continuation of the current economic downturn could have a material adverse effect on us.

Our results of operations have been adversely affected by the level of business activity of our clients, which in turn has been adversely affected by the level of economic activity in the industries and markets that they serve. A further decline in the level of business activity of our clients could have a material adverse effect on our revenues, results of operations and financial position.

We may not be successful in integrating our different businesses.

In 2001, we reorganized our businesses into six operating groups. Before the reorganization, each of our businesses offered different services and products, used different technologies, targeted different clients and had different corporate cultures. Since the reorganization many of these differences have persisted. If our efforts to integrate the operations of our businesses are not successful, our revenues, financial condition and results of operations could be adversely affected.

If we are unable to retain key employees we will not be able to compete effectively.

Our ability to sustain our business and compete effectively depends, in part, on our ability to retain key employees. Our ability to retain key employees is made more difficult by our financial position and relationship with our banks. If we fail to retain key employees, our revenues, financial conditions and results of operations could be negatively affected.

The level of our business with the U.S. federal government subjects us to additional risks related to government business.

We derived approximately 27% of our revenue for the year ended June 30, 2002 from services and products provided to numerous U.S. federal government entities. Our operations could suffer due to a general reduction in federal government spending for external training and development, a congressional budget impasse or an inability to maintain our relationship with particular federal government entities. In addition, the U.S. federal government typically shares equally in the ownership of courseware and materials that we develop with government funds, and is able to share this courseware or materials with other parties, including our competitors. Many of our government contracts are subject to termination at the election of the government. Contracts with the U.S. federal government entail other risks including potential government audits and retroactive downward repricing of sales. Any of these risks, if realized, could have an adverse effect on our results of operations.

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

We are exposed to interest rate risk in the ordinary course of business. For fixed rate debt, interest rate changes affect the fair value but do not affect earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings or cash flow. A one-percentage point increase in interest rates would have a material effect on our future earnings or cash flow. Based on our borrowings of $45.5 million under the credit facility as of June 30, 2002, a one-percent increase in interest rates would decrease cash flow and earnings, net of taxes, by approximately $0.3 million.

Item 8.     Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders, Provant, Inc.:

We have audited the accompanying consolidated balance sheets of Provant, Inc. and subsidiaries as of June 30, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended June 30, 2002. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule as listed in Item 14(a)(2) of this report. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provant, Inc. and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in default on amounts outstanding under its credit facility, has a working capital deficit, and has incurred losses from operations in fiscal 2002, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Boston, Massachusetts
October 14, 2002

PROVANT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
( In thousands, except share data)

	June 30,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$3,558	$767
Accounts receivable, net of allowance for doubtful accounts of $932 and $2,248, respectively	22,453	33,369
Contract receivables	11,854	8,758
Inventory	3,897	4,558
Deferred taxes	—	4,053
Costs in excess of billings	4,165	4,506
Prepaid expenses and other current assets	3,022	9,475

Total current assets	48,949	65,486
Property and equipment, net	6,108	9,301
Other assets	350	975
Capitalized computer and educational software development costs	7,315	6,206
Goodwill, net of accumulated amortization of $0 and $12,979, respectively	36,075	242,841

Total assets	$98,797	$324,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$45,484	$—
Current portion of long term debt and capital lease obligations	3,946	10,507
Accounts payable	5,107	4,729
Accrued expenses	8,154	15,697
Accrued compensation	5,638	7,986
Billings in excess of costs	4,207	4,156
Deferred revenue	1,370	1,957
Income taxes payable	—	1,930
Accrued reorganization costs	41	1,866
Accrued contingent consideration	2,400	—

Total current liabilities	76,347	48,828
Other long term liabilities	700	863
Accrued contingent consideration	—	4,793
Long term debt and capital lease obligations, net of current portion	800	58,358

Total liabilities	77,847	112,842

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and outstanding Common stock, $.01 par value; 40,000,000 shares authorized; 21,500,796 and 21,804,635 shares issued and outstanding at June 30, 2002 and 2001, respectively	215	218
Additional paid-in capital	201,736	201,887
Shares issuable as contingent consideration	3,600	7,189
Retained earnings (deficit)	(184,601)	2,673

Total stockholders’ equity	20,950	211,967

Total liabilities and stockholders’ equity	$98,797	$324,809

See accompanying notes to consolidated financial statements.

PROVANT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended June 30,
	2002	2001	2000
Total revenue	$161,156	$206,869	$217,359
Cost of revenue	76,564	82,774	86,754

Gross profit	84,592	124,095	130,605
Selling, general and administrative expenses	83,704	114,037	105,689
Reorganization charge	—	—	8,287
Pooling costs	—	—	1,215
Impairment Loss	5,609	—	—
Goodwill amortization	—	6,003	5,383

Income (loss) from operations	(4,721)	4,055	10,031
Other income (expense), net	27	(34)	72
Interest expense	4,853	4,911	2,408

Income (loss) before income taxes, extraordinary items and cumulative effect of a change in accounting principle	(9,547)	(890)	7,695
Provision (benefit) for income taxes	(1,750)	2,045	5,922

Income (loss) before extraordinary items and cumulative effect of a change in accounting principle	(7,797)	(2,935)	1,773
Extraordinary items:
Loss on sale of business (net of tax benefit of $197)	(14,345)	—	—
Gain on extinguishment of debt (net of taxes of $170)	315	—	—

Net income (loss) before cumulative effect of a change in accounting principle	(21,827)	(2,935)	1,773
Cumulative effect of a change in accounting principle (net of tax benefit of $778)	(165,447)	—	—

Net income (loss)	$(187,274)	$(2,935)	$1,773

Earnings (loss) per common share:
Earnings (loss) before extraordinary items and cumulative effect of a change in accounting principle
Basic and Diluted	$(0.36)	$(0.14)	$0.08

Extraordinary item: Loss on sale of business, net
Basic and Diluted	$(0.66)	$—	$—

Extraordinary item: Gain on extinguishment of debt, net
Basic and Diluted	$0.01	$—	$—

Cumulative effect of a change in accounting principle
Basic and Diluted	$(7.69)	$—	$—

Net earnings (loss)
Basic and Diluted	$(8.70)	$(0.14)	$0.08

Weighted average common shares outstanding:
Basic	21,530,449	21,397,672	20,897,579
Diluted	21,530,449	21,397,672	21,793,771

See accompanying notes to consolidated financial statements.

PROVANT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common stock		Additional Paid-In Capital	Shares Issuable as Contingent Consideration	Retained Earnings (Deficit)	Total
	Shares	Amount
Balance at June 30, 1999	19,325,893	$193	$178,675	$18,881	$3,835	$201,584
Issuance of stock:
Issuance of shares for acquisitions	58,139	1	598	—	—	599
Issuance of shares for contingent consideration	1,450,139	14	16,399	(18,881)	—	(2,468)
Issuance of shares under employee benefit plans	59,006	1	783	—	—	784
Exercise of stock options	82,808	1	873	—	—	874
Shares issuable as contingent consideration	—	—	—	1,283	—	1,283
Warrants issued for acquisition	—	—	400	—	—	400
Tax benefit from disqualifying dispositions	—	—	209	—	—	209
Net income	—	—	—	—	1,773	1,773

Balance at June 30, 2000	20,975,985	$210	$197,937	$1,283	$5,608	$205,038
Issuance of stock:
Issuance of shares for contingent consideration	183,542	2	1,281	(1,283)	—	—
Issuance of shares under employee benefit plans	492,727	5	1,503	—	—	1,508
Issuance of shares and warrants issued for acquisition	152,381	1	1,166	—	—	1,167
Shares issuable as contingent consideration	—	—	—	7,189	—	7,189
Net loss	—	—	—	—	(2,935)	(2,935)

Balance at June 30, 2001	21,804,635	$218	$201,887	$7,189	$2,673	$211,967
Issuance of shares under employee benefit plans	213,486	2	86	—	—	88
Shares issuable as contingent consideration	—	—	—	2,700	—	2,700
Shares returned from sale of business	(517,325)	(5)	(237)	(6,289)		(6,531)
Net loss	—	—	—	—	(187,274)	(187,274)

Balance at June 30, 2002	21,500,796	$215	$201,736	$3,600	$(184,601)	$20,950

See accompanying notes to consolidated financial statements.

PROVANT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(187,274)	$(2,935)	$1,773
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	8,660	11,443	8,873
Allowance for doubtful accounts	(1,214)	600	314
Non-cash reorganization charge	—	—	3,252
(Gain) loss on sales of businesses	14,542	—	(362)
Gain on extinguishment of debt	(485)	—	—
Impairment of goodwill	171,834	—	—
Deferred taxes	3,357	—	—
Changes in operating assets and liabilities, net of impact of acquisitions and disposals of businesses:
Accounts receivable	10,481	5,012	(4,623)
Contract receivables	(3,096)	(2,203)	(452)
Inventory	661	(105)	(1,541)
Costs in excess of billings	341	1,328	309
Prepaid expenses and other current assets	1,393	(922)	231
Other assets	(106)	1,387	131
Accounts payable and accrued expenses	(2,169)	(1,586)	(7,944)
Accrued compensation	(2,227)	(1,173)	303
Billings in excess of costs	51	(1,430)	(1,888)
Deferred revenue	(1,618)	961	(824)
Accrued reorganization costs	(1,684)	(2,500)	4,366
Income taxes payable	(1,930)	(5,281)	(1,233)

Total adjustments	196,791	5,531	(1,088)

Net cash provided by operating activities	9,517	2,596	685

Cash flows from investing activities:
Payment of contingent consideration	—	(969)	(33,342)
Proceeds from sales of businesses	18,350	—	833
Acquisitions of businesses, net of cash acquired	—	(3,488)	(3,740)
Payment of acquisition related costs	(2,141)	—	—
Additions to capitalized computer and educational software development costs	(3,461)	(5,622)	(1,426)
Additions to property and equipment	(761)	(4,754)	(5,840)

Net cash provided by (used in) investing activities	11,987	(14,833)	(43,515)

Cash flows from financing activities:
Issuance of common stock	85	1,506	1,658
(Repayments)/Borrowings under line of credit	(8,516)	16,000	36,500
Repayment of long-term debt	(10,282)	(6,734)	(712)

Net cash provided by (used in) financing activities	(18,713)	10,772	37,446

Net increase (decrease) in cash and cash equivalents	2,791	(1,465)	(5,384)
Cash and cash equivalents, beginning of year	767	2,232	7,616

Cash and cash equivalents, end of year	$3,558	$767	$2,232

See accompanying notes to consolidated financial statements.

PROVANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Business and Organization

Provant, Inc., a Delaware corporation (collectively, with its subsidiaries, “Provant” or the “Company”), provides a broad range of performance improvement training services and products to Fortune 1000 companies, other large and medium-sized corporations and government entities. The Company’s objective is to enhance its position as a leading provider of high-quality performance improvement training services and products that are distributed through multiple delivery methods.

On May 4, 1998, Provant completed the initial public offering (the “IPO”) of its common stock and simultaneously acquired in separate merger transactions seven companies engaged in providing performance improvement training services and products (collectively, referred to as the “Founding Companies”). Since the completion of the IPO, the Company acquired in separate transactions 16 additional businesses (the “Subsequent Acquisitions”) engaged in providing performance improvement training services and products (collectively, such companies are referred to with the Founding Companies as the “Operating Companies”). In November 2001, the Company sold three businesses included above under Subsequent Acquisitions (see Note 13).

On December 14, 1999, Provant acquired Senn-Delaney Leadership Consulting Group, Inc. and Senn-Delaney Leadership Consulting U.K., Ltd. (together, “Senn-Delaney Leadership”) in an acquisition accounted for as a pooling-of-interests. As required under the pooling-of-interests method of accounting, the results for all periods presented include the combined results of Provant and Senn-Delaney Leadership.

(2)    Liquidity and Plan of Operation

As of June 30, 2002, the Company had approximately $3.6 million of cash and cash equivalents, $45.5 million outstanding under a credit facility agreement with a group of banks, $2.4 million outstanding under a contingent consideration arrangement related to a Subsequent Acquisition, and $3.6 million outstanding under promissory notes issued in connection with certain other Subsequent Acquisitions. Additionally, the Company reported a working capital deficit of $27.4 million at June 30, 2002. During October 2002, the Company executed an amendment to the credit facility agreement that, among other things, extended to October 11, 2002 the date by which the credit facility must be repaid, and continued to require the Company to take certain actions to facilitate repayment of the credit facility by that date, including the sale of certain of the Company’s assets. The Company is currently in default on amounts outstanding under the credit facility but is in continuing discussions with the group of banks to extend the payment due date of the credit facility to July 1, 2003 and has received a term sheet from the banks. Additionally, the Company is in discussions with the Subsequent Acquisition junior debt holders to extend their payment due dates.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ultimate success of the Company is dependent on restructuring the outstanding debt or obtaining adequate financing from another source. The Company anticipates that if the renegotiation of the terms of the credit facility and its obligations to its junior debt holders are not completed in a timely manner or to the Company’s satisfaction, existing resources will not be sufficient to satisfy its obligations to its debt holders over the next twelve months. The Company has retained Jefferies & Co., an investment banking firm, to assist it in reviewing its strategic alternatives, including a possible sale of the Company or certain of its assets. The Company has also retained Quarterdeck Investment Partners, an investment banking firm, to assist it in the possible sale of its Government group. The Company has been in discussions with various potential strategic and financial buyers and is pursuing those discussions aggressively. There is no guarantee that any of these initiatives will be successful.

PROVANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, as such, do not include any adjustments that may result from the outcome of these uncertainties.

(3)    Summary of Significant and Critical Accounting Policies and Significant Judgments and Estimates
         and Recent Accounting Pronouncements

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of our accounts receivable balances. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due to us and our anticipated cash collections could be adversely affected.

Accounting for Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date (see note 12).

Cash Flow Information

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash paid for interest in fiscal 2002, 2001 and 2000 was $3.7 million, $3.3 million, and $2.0 million, respectively. Cash paid for taxes in fiscal 2002, 2001 and 2000 was $0.7 million, $7.4 million and $7.6 million, respectively.

PROVANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded the following non-cash investing activities (Dollars in thousands):

	Year Ended June 30,
	2001	2000
Issuance of notes payable for acquired businesses	$6,789	$5,175
Issuance of shares and warrants for acquired businesses	$1,167	$999
Issuance of contingent shares for acquired businesses	$1,283	$16,413

The following is a reconciliation of net cash paid for acquisitions (Dollars in thousands):

	Year Ended June 30,
	2001	2000
Fair value of assets acquired	$24,347	$12,871
Liabilities assumed	(1,446)	(883)
Additional purchase price accrued but not yet paid	(11,982)	(2,250)
Notes payable issued	(6,789)	(5,175)
Fair value of stock and warrant consideration	(360)	(400)

Cash paid	3,770	4,163
Less cash acquired	(282)	(423)

Net cash paid for acquisitions	$3,488	$3,740

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including cash and cash equivalents, accounts receivable, contract receivables, accounts payable, accrued expenses and accrued contingent consideration approximate fair value due to the short term nature of these instruments. The carrying values of the line of credit and the long-term debt approximates fair value based on current rates available to the Company for debt of similar maturity and terms.

Inventories

Film cost inventory is stated at the lower of cost or net realizable value. Amortization of film cost inventories is computed primarily by the individual-film-forecast method, which provides for amortization of film costs in the ratio that current gross revenues bear to estimated gross revenues over the life of the film. Estimates of anticipated gross revenues are reviewed periodically and revised when necessary to reflect more current information. Unamortized film costs are compared with net realizable value each reporting period on a film-by-film basis. If estimated future gross revenues from a film are not sufficient to recover the unamortized film costs, the unamortized film costs are written down to net realizable value. It is reasonably possible that the Company’s estimates of anticipated future gross revenues and the recoverability of the remaining estimated unamortized film cost, or both, could be sensitive to change in the near term based upon changes in future market conditions.

Other inventories are stated at the lower of average cost or market.

PROVANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are stated at cost and include additions and major replacements or betterments. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the expected life of the lease or the estimated useful life of the asset. Maintenance and repairs are expensed when incurred. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment, based upon undiscounted future cash flows, and appropriate losses are recognized whenever the carrying amount of an asset may not be recovered in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

Concentrations of Credit Risk

The Company provides services to customers located in a broad range of geographical regions. The Company’s credit risk primarily consists of receivables from a variety of customers including U.S. Government entities and commercial and industrial companies. The Company reviews its accounts receivable and provides allowances as deemed necessary.

The Company’s sales to U.S. Government entities accounted for approximately 27%, 17% and 15% of the Company’s total revenue in fiscal 2002, 2001 and 2000, respectively. The Company had contract receivables as of June 30, 2002 and 2001 of approximately $11.9 million and $8.8 million from U.S Government entities.

    Accounting for Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25 issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded over the vesting period if, on the date of grant, the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

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

PROVANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of revenues, expenses, assets, liabilities and contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Summary of Critical Accounting Policies and Significant Judgments and Estimates

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

The Company generally recognizes revenue from sales of its custom services and products under long-term contracts in one of three ways. Revenue on fixed price contracts is recognized using the percentage of completion method based on costs incurred in relation to total estimated costs. The Company’s failure to estimate accurately the resources required for a project, or the Company’s failure to complete its contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. The Company’s business unit finance personnel continually review costs incurred and total estimated costs for fixed price contracts, resulting in revisions to the amount of recognized revenue for a contract. If the Company does not accurately estimate the resources required or the scope of work to be performed for a contract or the Company does not manage the project properly within the planned time period, then the Company may recognize a loss on the contract. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Revenue on time-and-materials contracts is recognized to the extent of fixed billable rates for hours delivered. Revenue on cost-plus-fee contracts is recognized based on reimbursable costs incurred plus estimated fees earned thereon. Deferred revenue is recognized for payments received prior to services being performed. The Company recognizes revenue from fees for its consulting services on a time and materials basis, and monies received in excess of time and materials earned is recorded as billings in excess of costs. The Company recognizes maintenance fees on training management services ratably over the life of the contract. The Company recognizes revenue for standardized products, such as books or videotapes, when the products are delivered. We also incur “out-of-pocket” expenses which are reimbursable by the client. Through June 30, 2002 these expenses were accounted for as a reduction of the related costs. Effective July 1, 2002, reimbursements received for out-of-pocket expenses incurred will be characterized as revenue in our statement of operations.

For multiple element arrangements involving products, services and support elements, we recognize revenue in accordance with the residual method when objective evidence of fair value does not exist for the delivered element. Under the residual method, the fair value of the undelivered elements are deferred and subsequently recognized. We have established sufficient objective evidence of fair value for the applicable services and support elements based on the price charged when these elements are sold separately. Accordingly, product license revenue sold as part of a multiple element arrangement is recognized under the residual method in

PROVANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arrangements in which the product is sold with one or both of the other elements. Revenue from license agreements that require significant customizations and modifications to the product is deferred and recognized using the percentage of completion method. For license arrangements involving customizations for which the amount of customization effort cannot be reasonably estimated or when product license arrangements provide for customer acceptance, we recognize revenue under the completed contract method of accounting.

Impairment of Intangible Assets

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS 141 immediately and SFAS 142 as of July 1, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. SFAS 141 required, upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company was required to reassess the useful lives of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Impairment loss was measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired on July 1, 2001. This assessment involved the identification of the Company’s reporting units and the determination of the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company has 14 reporting units. The Company then had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. The calculation of the fair value of each reporting unit involves estimates that are typical of valuation procedures and include the selection of both qualitative and quantitative valuation measures. Management determines fair value based on a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. The market price multiples are selected and applied to the company based on the relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Management predominately utilizes third-party valuation reports in its determination of fair value. The impairment policy will be consistently applied in evaluating impairment for each of the Company’s reporting units in the fourth quarter of each fiscal year, at a minimum.

To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment

PROVANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

test. In the second step of the analysis, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which are measured as of the date of adoption.

The Company has completed the analysis and determined that due to the continued weakness in the economy, operating results and cash flows were lower than expected in fiscal 2001 which resulted in an impairment in the carrying amount of its goodwill in the amount of $165.4 million, net of $0.8 million of taxes, which spread across all operating segments. The transitional impairment loss is recognized as the cumulative effect of a change in accounting principle in the accompanying statement of operations. The Company’s annual impairment analysis, performed on April 30, 2002, resulted in an additional reduction in goodwill of $5.6 million. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile business environment. This could result in material impairment charges in future periods.

As of the date of adoption (July 1, 2001) and June 30, 2002, the Company had unamortized goodwill in the amount of $242.8 million and $36.1 million, respectively, and at each date had no unamortized identifiable intangible assets which were subject to the transition provisions of SFAS 141 and SFAS 142. The Company’s policy will be to test impairment annually in the fourth quarter of each fiscal year.

The following table reflects the changes in the carrying value of goodwill by reporting segment during year ended June 30, 2002 (in millions):

	Performance Solutions	Government	Leadership	Project Management	Technology & Development	Vertical Markets	Total
Balance as of July 1, 2001	$74.6	$51.0	$4.5	$45.6	$26.5	$40.6	$242.8
Additional contingent consideration	—	—	—	—	4.5	—	4.5
Goodwill written off related to the sale of SPI	(36.5)	—	—	—	—	—	(36.5)
Transitional impairment loss	(23.7)	(45.3)	(2.6)	(43.9)	(20.7)	(30.0)	(166.2)
Impairment loss	—	—	(0.6)	—	(3.0)	(2.0)	(5.6)
Other	(1.3)	—	—	—	(1.6)	—	(2.9)

Balance as of June 30, 2002	$13.1	$5.7	$1.3	$1.7	$5.7	$8.6	$36.1

PROVANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Excluding the effects of goodwill amortization recognized in prior period, the following amounts would have been reported (in thousands, except per share data):

	Year Ended June 30,
	2001	2000
Reported net income (loss) before extraordinary items and cumulative effect of change in accounting principle	$(2,935)	$1,773
Add back: Goodwill amortization, net of tax	5,703	5,383

Adjusted net income	$2,768	7,156

Basic earnings per share:
Reported net income (loss)	$(0.14)	$.08
Goodwill amortization, net of tax	$.27	$.26

Adjusted net earnings per basic share	$.13	$.34

Diluted earnings per share:
Reported net income (loss)	$(0.14)	$.08
Goodwill amortization, net of tax	$.24	$.25

Adjusted net earnings per diluted share	$.10	$.33

Capitalized Computer and Educational Software Development Costs

Capitalized computer and educational software development costs consist of costs to develop and purchase computer and educational software to be licensed or otherwise marketed to customers. Development costs incurred in the research and development of new computer and educational software products and enhancements to existing products are expensed in the period incurred, unless these costs qualify for capitalization in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Capitalized educational and computer software development costs are amortized over the economic lives of the related products, typically three to five years, beginning at their initial shipment date. The straight-line method approximates the units of production methodology for these products

Internet web site development costs are capitalized in accordance with Emerging Issues Task Force Issue No. 00-02, Accounting for Web Site Development Costs.

Recent Accounting Pronouncements

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the criteria required for classifying an asset as held-for-sale have been changed. Assets held-for-sale are stated at the lower of their fair values less estimated selling costs or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the income statement under the new rules. Provant does not expect the effect of SFAS 144 to have a material effect on the financial statements.

PROVANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2001, the FASB issued Topic Number D-103 regarding Income Statement Characterization of Reimbursements Received for “Out-Of-Pocket” Expenses Incurred. This announcement requires that reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the statement of operations. We incur expenses in the delivery of services to our clients that are commonly referred to as “out-of-pocket” expenses. These expenses include, but are not limited to, travel and related charges. Comparative financial statements for prior periods should be reclassified to comply with the guidance of this staff announcement. The provisions of this announcement are effective for fiscal years beginning after December 15, 2001, and were therefore adopted by us, as required, on July 1, 2002. The Company does not know at this time the dollar value that will need to be reclassified.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The standard rescinds Statement 4 which required all gains and loses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item net of related income tax effect. The Company adopted the provisions of the standard related to the rescission of Statement 4 on July 1, 2002. The Company does not expect this Statement will have a material effect on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The provisions of this Statement are required to be applied to exit or disposal activities that are initiated after December 31, 2002. The Company does not expect this Statement will have a material effect on its financial position or results of operations.

(4)    Business Combinations

Concurrently with the completion of its IPO on May 4, 1998, Provant acquired the seven Founding Companies. During fiscal 1999, the Company acquired in separate transactions, which were accounted for as purchases, 11 additional businesses engaged in providing performance improvement training services and products (collectively such companies are referred to as the “Fiscal 1999 Acquisitions”). During fiscal 2000, the Company acquired in separate transactions, which were accounted for as purchases, two additional businesses engaged in providing performance improvement training services and products (collectively such companies are referred to as the “Fiscal 2000 Purchase Acquisitions”). Also during fiscal 2000, the Company acquired Senn-Delaney Leadership in an acquisition accounted for as a pooling-of-interests. During fiscal 2001, the Company acquired in separate transactions, which were accounted for as purchases, two additional businesses engaged in providing performance improvement training services and products (collectively such companies are referred to as the “Fiscal 2001 Acquisitions”).

Purchase Method of Accounting

The acquisition of each of the Founding Companies, the Fiscal 1999 Acquisitions, the Fiscal 2000 Purchase Acquisitions, and the Fiscal 2001 Acquisitions were accounted for using the “purchase” method of accounting. Accordingly, the results of operations for the acquired businesses have been included in the Company’s consolidated financial statements since their respective dates of acquisition. The purchase agreements between

PROVANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Provant and all but five of these acquired companies provided for the payment of additional, contingent consideration (the “Contingent Consideration”) based upon the future performance of these businesses. For accounting purposes, any Contingent Consideration paid in these acquisitions is treated as additional purchase price when the contingency is met (See Note 14).

The aggregate purchase price for the Founding Companies was $105.5 million, consisting of $24.3 million in initial cash consideration, $25.8 million in cash Contingent Consideration, 3,459,341 shares of common stock issued as initial consideration valued at $36.0 million, and 1,768,448 shares of common stock issued as Contingent Consideration valued at $19.4 million.

The aggregate purchase price paid to date for the Fiscal 1999 Acquisitions was $139.6 million, consisting of $57.6 million in initial cash consideration, $10.0 million in cash Contingent Consideration, $7.3 million of convertible notes payable, 3,436,187 shares of common stock issued as initial consideration valued at $45.1 million, 766,348 shares of common stock issued as Contingent Consideration valued at $7.6 million, and $12.0 million accrued at June 30, 2001 as Contingent Consideration to be paid in cash and shares of common stock. Of the $12.0 million accrued at June 30, 2001, $10.5 million was forgiven in connection with the sale of the SPI unit in November 2001.

The aggregate purchase price for the Fiscal 2000 Purchase Acquisitions was $8.2 million, consisting of $2.6 million in cash, $5.2 million of notes payable and warrants to purchase 200,000 shares of common stock valued at $0.4 million. The warrants to purchase 200,000 shares of common stock were exercisable at a per share exercise price of $14.00 per share. The warrants terminated effective April 25, 2002. In April 2002, the Company agreed with the holders of several of the promissory notes that the Company could fully satisfy its obligations under the notes by paying $1.9 million of the $2.4 million outstanding principal balance. The Company made payments totaling $1.9 million in April 2002 and recorded an extraordinary pretax gain on the early extinguishments of debt of approximately $0.5 million in the fourth quarter of fiscal 2002.

The aggregate purchase price for the Fiscal 2001 Acquisitions was $11.3 million, consisting of $3.3 million in cash, $6.8 million of notes payable, 152,381 shares of common stock issued as initial consideration valued at $0.8 million, and warrants to purchase 180,000 shares of common stock valued at $0.4 million. In addition, the Company issued warrants which entitle the holders to purchase 180,000 shares of common stock, and an additional 64,278 shares if certain business performance measures for the two year period ended June 30, 2002 are attained, at a per share exercise price equal to $14.00. The performance criteria for the additional 64,278 shares were not attained. The warrants expire on September 28, 2005 and September 30, 2005.

The consolidated balance sheets as of June 30, 2001 and 2000 includes allocations of the respective purchase prices of the Founding Companies, the Fiscal 1999 Acquisitions, the Fiscal 2000 Purchase Acquisitions and the Fiscal 2001 Acquisitions to the assets acquired and liabilities assumed based on estimates of fair value.

PROVANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allocations resulted in $23.6 million and $7.2 of goodwill recorded during fiscal 2001 and 2000, respectively, which represents the excess of purchase price over the estimated fair value of the net assets acquired. In conjunction with these acquisitions, goodwill was determined as follows (Dollars in thousands):

	Year ended June 30,
	2001	2000
Cash paid, net of cash acquired	$3,488	$2,160
Additional purchase price accrued but not yet paid	11,982	2,250
Cash paid as contingent consideration	969	1,520
Fair value of stock consideration issued	2,089	598
Fair value of warrants issued	360	400
Notes payable issued	6,789	5,175
Liabilities assumed	1,446	883
Less fair value of tangible assets acquired, net of cash acquired	(3,507)	(5,774)

Goodwill	$23,616	$7,212

The unaudited pro forma combined financial data presented below consists of the income statement data presented in these consolidated financial statements plus income statement data for the Fiscal 2000 Purchase Acquisitions and Fiscal 2001 Acquisitions as if they were acquired effective July 1, 1999 (Dollars in thousands, except per share data):

	Year ended June 30,
	2001	2000
Revenue	$208,572	$230,495
Net income (loss)	$(2,820)	$5,763
Basic Earnings per common share	$(0.13)	$0.27
Diluted Earnings per common share	$(0.13)	$0.26

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

Pooling-of-Interests Method

In December 1999, Provant acquired Senn-Delaney Leadership for an aggregate purchase price of 2,168,286 shares of common stock in an acquisition accounted for as a pooling-of-interests. In connection with the merger, the Company also assumed Senn-Delaney Leadership options that were converted into options to purchase an aggregate of 352,212 shares of the Company’s common stock.

PROVANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the pooling-of-interests method of accounting, the results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below (Dollars in thousands):

Year Ended June 30,
2000
Revenue:
Provant	$185,103
Senn-Delaney Leadership	32,256

Combined	$217,359

Year Ended June 30,
2000
Net Income:
Provant	$(286)
Senn-Delaney Leadership	2,059

Combined	$1,773

(5)    Basic and Diluted Earnings (Loss) per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for fiscal 2002, 2001 and 2000 (Dollars in thousands, except share data):

	2002	2001	2000
Numerator:
Net income (loss) before extraordinary items and cumulative effect of a change in accounting principle	$(7,797)	$(2,935)	$1,773

Extraordinary items:
Loss on sale of business, net	(14,345)	—	—
Gain on early extinguishment of debt, net	315	—	—
Cumulative effect of a change in accounting principle	(165,447)	—	—

Net income (loss)	$(187,274)	$(2,935)	$1,773

Denominator:
Basic weighted average common shares outstanding	21,530,449	21,397,672	20,897,579
Effect of dilutive securities: stock options, warrants and convertible notes	—	—	671,237
Effect of securities under contingent consideration arrangements	—	—	224,955

Diluted weighted average common shares outstanding	21,530,449	21,397,672	21,793,771

The number of shares to be issued as Contingent Consideration are included as outstanding in the calculation of diluted weighted average common shares if the related performance criteria have been met, the number of shares have been determined, and the effect on basic earnings per common share is dilutive. (See Note 14).

PROVANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following securities that could potentially dilute future basic earnings per common share were not included in the computations of diluted earnings per common share because to do so would have been anti-dilutive:

	June 30,
	2002	2001	2000
Stock options	3,841,089	3,266,020	1,131,807
Convertible notes payable	—	272,558	—
Warrants	569,686	877,262	632,984
Estimated contingent shares to be issued	5,750,799	1,797,086	—

Total	10,161,574	6,212,926	1,764,791

In connection with an acquisition, the Company also issued two promissory notes, each in the original principal amount of $3.3 million. Under certain circumstances, the promissory notes are convertible into shares of common stock at the election of the Company or the holder. The conversion price is equal to the closing price of the Company’s shares on The Nasdaq SmallCap Market on the conversion date. On September 30, 2001, one of the $3.3 million notes was paid. (See Note 12)

(6)    Contract Accounting

Contract receivables are summarized as follows (Dollars in thousands):

	June 30,
	2002	2001
U.S. Government customers:
Amounts due currently—prime contractor	$8,210	$5,282
Amounts due currently—subcontractor	752	1,654
Recoverable costs and accrued profit on progress completed—not billed	2,779	1,653
Retainage	113	169

Total	$11,854	$8,758

Amounts relating to long-term contracts are classified as current assets. Receivable balances billed but not paid by customers pursuant to retainage provisions in contracts are due upon completion of the contracts and acceptance by the customer. The Company expects the retention balance to be collected in the next twelve months.

All unbilled contract receivables, net of retainage, are expected to be billed and collected within one year.

PROVANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)    Inventories

Inventories consist of the following (Dollars in thousands):

	June 30,
	2002	2001
Released film costs	$9,676	$9,589
Accumulated amortization on released film costs	(7,443)	(6,443)
Film in progress	—	545
Other inventory	1,664	867

Total inventory	$3,897	$4,558

(8)    Non-Current Assets

Property and equipment consist of the following (Dollars in thousands):

		June 30,
	Useful Life	2002	2001
Equipment	3–7 years	$8,456	$9,726
Software	3 years	3,632	3,839
Furniture and fixtures	3–7 years	2,850	3,447
Leasehold improvements	3–7 years	1,692	1,034

Property and equipment		16,630	18,046
Less accumulated depreciation and amortization		(10,522)	(8,745)

Property and equipment, net		$6,108	$9,301

Depreciation expense was $2.4 million, $4.6 million and $3.3 million for fiscal 2002, 2001, and 2000, respectively.

Goodwill amortization expense was $0, $6.0 million and $5.4 million for fiscal 2002, 2001 and 2000, respectively. Accumulated amortization was $0 and $14.3 million as of June 30, 2002 and 2001, respectively.

Gross capitalized computer and educational software development cost of $10.6 million and $7.5 million is included in the balance sheet as of June 30, 2002 and 2001, respectively. Accumulated amortization was $3.3 million and $1.3 million as of June 30, 2002 and 2001, respectively. Amortization expense was $2.0 million, $0.8 million and $0.2 million for fiscal years 2002, 2001 and 2000, respectively.

PROVANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)    Accrued Expenses

Accrued expenses consist of the following (Dollars in thousands):

	June 30,
	2002	2001
Accrued lease abandonment costs	$603	$755
Accrued taxes	1,196	4,148
Other accrued liabilities	6,355	10,794

Total	$8,154	$15,697

(10)    Reorganization and Other Charges

In fiscal 2000, the Company recorded charges related to its reorganization program of $11.7 million. Of this $11.7 million, approximately $1.4 million was recorded as cost of revenue, $2.0 million was recorded as selling, general and administrative expenses and $8.3 million was recorded as a reorganization charge.

The reorganization program included the elimination of executive positions, reduction in service delivery and administrative employees, the combination of certain redundant operating facilities, abandonment of certain property, equipment and leasehold improvements, and the elimination of certain services and products, which were not material to the Company’s business. As part of the reorganization program, the Company planned to terminate approximately 190 employees, of which 178 employees were terminated as of June 30, 2001 and the remaining were terminated in fiscal 2002.

The amounts recorded related to the reorganization program were as follows (Dollars in thousands):

	Reorganization charge	Cost of revenue	Selling, general and administrative expenses	Total charges
Executive severance	$3,884	$—	$—	$3,884
Employee severance	813	—	—	813
Employee retention	—	—	444	444
Lease termination costs	2,361	—		2,361
Inventory and contract termination costs	—	1,385	—	1,385
Abandonment of property and equipment	629	—	1,378	2,007
Other costs related to eliminated activities	600	—	214	814

Total	$8,287	$1,385	$2,036	$11,708

PROVANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to the reorganization program costs at June 30, 2002 (Dollars in thousands):

	June 30, 2001 Balance	Cash Payments	Adjustments	June 30, 2002 Balance
Severance	$680	$513	$(167)	$0
Exit costs	1,186	874	(271)	41

Total	$1,866	$1,387	$(438)	$41

In March 2002, the Company reduced the reserves by $0.4 million for amounts deemed in excess of requirements. The adjustment was recorded as a reduction of selling, general and administrative expenses in the accompanying financial statements and related primarily to lease obligations under the reorganization program that were settled for less than originally anticipated.

(11)    Debt and Credit Arrangements

Borrowings are summarized as follows (Dollars in thousands):

	June 30,
	2002	2001
Notes payable to former stockholders	$4,282	$10,041
Convertible notes payable	—	4,395
Line of credit	45,484	54,000
Capital lease obligations	464	429

	$50,230	$68,865
Less current portion of debt and capital lease obligations	(49,430)	(10,507)

Long-term debt and capital lease obligations	$800	$58,358

In April 2002, the Company agreed with the holders of several acquisition promissory notes that the Company could fully satisfy its obligations under the notes by paying $1.9 million of the $2.4 million outstanding principal balance. The Company made payments totaling $1.9 million in April 2002 and recorded an extraordinary pretax gain on the early extinguishment of debt of approximately $0.5 million in the fourth quarter of fiscal 2002.

Notes Payable to Former Stockholders

Notes payable to former stockholders consists primarily of amounts due to former stockholders of the Operating Companies. These notes mature through June 2009 and bear interest at rates ranging from 7.5% to 14%.

As of June 30, 2002 the Company owed EEI and Hughes Resources $3.3 million and $0.3 million, respectively, under promissory notes issued in connection with the acquisition of those businesses. The Company is currently renegotiating these notes that were due on September 29, 2002.

Convertible Notes Payable

In connection with an acquisition, the Company issued an aggregate of $7.1 million of convertible non-interest bearing promissory notes (“promissory notes”). The promissory notes were convertible at the election of the holders at a conversion price of $16.125 per share into an aggregate of approximately 442,295 shares of common stock. The promissory notes were recorded at $6.3 million, the net present value, based on a 6% interest

PROVANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rate. During fiscal 2001, the Company repaid $2.7 million of the promissory notes, including interest, which matured on June 4, 2001. The balance of the notes was eliminated in November 2001 with the sale of SPI (see note 13).

Revolving Credit Arrangement

As of June 30, 2002, the Company had outstanding indebtedness of $45.5 million under the credit facility that was due to expire on July 31, 2002. The credit facility provides a revolving line of credit for working capital and general corporate purposes, with certain limitations. The credit facility (i) generally prohibits us from paying dividends and other distributions, (ii) generally does not permit us to incur or assume other indebtedness,  (iii) requires us to comply with certain financial covenants and (iv) requires us to obtain approval to draw on the facility to pay contingent consideration. The credit facility is guaranteed by all of the Company’s subsidiaries and secured by a pledge of all of the assets of the Company and the assets of each of its subsidiaries. As of June 30, 2002, the Company was in default under the credit facility and was paying a default rate of interest of prime plus 8.5% per annum.

At June 30, 2001, future minimum payments on debt and capital lease obligations were as follows (Dollars in thousands):

Year ending June 30,	Debt	Capital Leases
2003	$49,188	$242
2004	87	222
2005	94	—
2007	101	—
2007	109	—
After 2007	187	—

Total	$49,766	$464

Accrued Contingent Consideration

As of June 30, 2000, the Company had accrued $968,000 of Contingent Consideration, which was paid in cash in the second quarter of fiscal 2001 to the former stockholder of an acquired business. As of June 30, 2001, the Company had accrued $4.8 million of Contingent Consideration. As of June 30, 2002, the Company has accrued $6.0 million of Contingent Consideration, of which $2.4 million will be paid in cash and $3.6 million will be paid by the issuance of 5.8 million shares of common stock.

PROVANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)    Income Taxes

Income tax expense (benefit) consists of (Dollars in thousands):

	Year Ended June 30,
	2002	2001	2000
Current:
Federal	$(6,028)	$1,290	$3,599
State	(159)	1,376	1,412
Foreign	534	—	314

Total current	$(5,653)	$2,666	5,325

Deferred:
Federal	3,521	(384)	420
State	382	(237)	177
Foreign	—	—	—

Total deferred	3,903	(621)	597

Income tax expense (benefit)	$(1,750)	$2,045	$5,922

Total income tax expense (benefit) for the years ended June 30, 2002, 2001 and 2000 were allocated as follows (Dollars in thousands):

	Year Ended June 30,
	2002	2001	2000
Income (loss) from continuing operations	$(1,750)	$2,045	$5,922
Extraordinary items	(27)
Cumulative effect of change in accounting method	(778)
Items recorded directly to goodwill or other noncurrent intangible assets	—	—	(2,452)
Other items charged directly to equity	—	—	(209)

Total	$(2,555)	$2,045	$3,261

PROVANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income as a result of the following (Dollars in thousands):

	Year Ended June 30,
	2002	2001	2000
Current:
Income tax expense (benefit) at the statutory rate	$(3,246)	$(303)	$2,620
Increase in income tax expense or decrease in income tax
benefit resulting from:
Goodwill impairment and amortization	1,436	1,644	1,634
Senn Delaney Leadership S corporation losses and reserves	(266)	—	550
Non-deductible pooling costs	—	—	413
Deferred taxes booked in pooling-of-interests	—	—	(337)
State income taxes, net of federal income tax benefit	147	752	1,049
Non-deductible interest	104	138	—
Other, net	75	(186)	(7)

Income tax expense (benefit) at effective rate	$(1,750)	$2,045	$5,922

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (Dollars in thousands):

	June 30,
	2002	2001
Deferred tax assets:
Accrued liabilities	$—	$6,061
Allowance for doubtful accounts	376	905
Start-up costs capitalized for tax purposes	500	814
Intangibles	4,488	—
Abandoned lease reserves	232	309
Foreign tax credit	800	—
Other	1,532	2,095

Total gross deferred tax assets	7,928	10,184
Less valuation allowance	(6,391)	(2,311)

Net deferred tax assets	1,537	7,873

Deferred tax liabilities:
Accrued liabilities	486	—
Change from cash to accrual method for acquired companies	828	2,176
Change of inventory method for acquired companies	223	445
Intangibles	—	894
Other	—	305

Total gross deferred liabilities	1,537	3,820

Net deferred tax asset	$—	$4,053

The valuation allowance for deferred tax assets was $6.4 million and $2.3 million as of June 30, 2002 and 2001, respectively. The valuation allowance for deferred income taxes increased by $4.1 million from June 30, 2001 to June 30, 2002. The increase in the valuation allowance results primarily from an increase in deferred tax

PROVANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets related to tax deductible goodwill recorded in connection with the acquisition of certain companies where goodwill impairment occurred for financial reporting purposes. Reductions of the valuation allowance to the extent a benefit is realized will be recorded as a reduction to the following:

Goodwill	$1,141
Income from continuing operations	$5,250

Total	$6,391

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods to which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income of the Company and projections for the Company’s future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

(13)    Dispositions

On November 6, 2001, the Company consummated the sale of the Sales Performance unit (including Sales Performance International, Inc, Resolution Software, Inc. and Solution Selling, Inc.) (“SPI”) to a company controlled by the former majority stockholder of Sales Performance International, Inc., which former stockholder was an officer, director and employee of Sales Performance International, Inc. at the time of the sale. The decision to sell SPI was based, in part, upon the determination that the niche high-end sales training provided by these operating companies through the Solution Selling methodology does not fit well with the Company’s long-term strategic plan. The purchaser paid the Company approximately $19.5 million in cash and returned 517,325 shares of Provant’s common stock originally received by the former majority stockholder when Sales Performance International, Inc. was acquired. Included in the assets of SPI was $1.2 million in cash. The Company’s obligation to pay any contingent consideration, either cash or stock, pursuant to the June 1999 Sales Performance International, Inc. acquisition agreement has been terminated. The Company used $4.4 million of the proceeds of the sale to prepay a seller note to the former owner of the Solution Selling, Inc. business and used $2.0 million of the proceeds to satisfy in full all remaining obligations to pay contingent consideration, whether cash or stock, under the June 1999 Solution Selling, Inc. acquisition agreement. The remaining $12 million of the net proceeds from the sale were used to pay down the Company’s credit facility. As a result of the sale of SPI, the Company recognized in the second quarter of fiscal 2002 an extraordinary loss, net of taxes, of approximately $14.3 million, primarily due to the elimination of related goodwill. In accordance with Accounting Principles Board Opinion No. 16, the loss was presented as an extraordinary item in the accompanying financial statements as the sale of SPI occurred within two years of a business combination accounted for as a pooling-of-interests.

PROVANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the pro forma unaudited results of the Company as if the sale of SPI occurred at the beginning of each period (in thousands, except per share data):

	Year ended June 30,
	2002	2001
Total revenue	$154,594	$186,744
Net loss from operations	$(7,646)	$(3,377)

Net loss before extraordinary items and cumulative effect of a change in accounting principles	$(10,882)	$(10,168)

Loss per common share before extraordinary items and cumulative effect of a change in accounting principle:
Basic	$(0.51)	$(0.49)

Diluted	$(0.51)	$(0.49)

(14)    Commitments and Contingencies

Operating Leases

The Company has several leases for its office space as well as for the Operating Companies’ operating space, vehicles, and equipment under cancelable and non-cancelable operating leases that expire on various dates through fiscal 2008. Most of these leases generally provide for rent escalation based upon changes in real estate taxes and operating expenses.

Future minimum lease payments under all non-cancelable operating leases, including leases to related parties, are as follows (Dollars in thousands):

Year Ending June 30,
2003	$6,061
2004	5,327
2005	3,900
2006	3,038
2007	2,404
Thereafter	3,513

Total	$24,243

Rent expense for fiscal 2002, 2001, and 2000 was $6.3 million, $6.6 million, and, $7.4 million respectively. Sublease income for fiscal 2000, 2001, and 2002 was $0.9 million, $0.7 million, and $0.6 million, respectively.

U.S. Government Contracts

The Company’s sales to U.S. government entities accounted for approximately 27%, 17% and 15% of the Company’s total revenue in fiscal 2002, 2001 and 2000, respectively. The Company’s revenue and costs related to sales to U.S. government entities for all periods presented is subject to audit by agencies of the U.S. government. Management does not expect the results of these audits to have a material impact on the financial position or future results of operations of the Company.

Government funding continues to be dependent on congressional approval of program level funding and on contracting agency approval for the Company’s work. The extent to which projects will be funded in the future cannot be determined.

PROVANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingent Payments to Former Stockholders of the Operating Companies

The acquisition agreements between Provant and each of the Founding Companies provided for the payment of Contingent Consideration (Note 4). With respect to five of the Founding Companies, Contingent Consideration was paid in fiscal 1999 through the issuance of 901,115 shares of common stock valued at $9.4 million. For the remaining two Founding Companies, Contingent Consideration was paid in fiscal 2000 through the issuance of 867,333 shares of common stock valued at $10.0 million and cash payments of $25.9 million.

The acquisition agreements between Provant and all but one of the Fiscal 1999 Acquisitions provide for the payment of Contingent Consideration of cash and/or shares of common stock if certain performance criteria are met over future periods ranging from one to three years. The Contingent Consideration will be paid in shares of common stock or cash in accordance with a formula based on the relationship of defined earnings before interest and taxes (“EBIT”) or revenue of the respective acquired business to a specified baseline EBIT or revenue target and certain other adjustments. For the two Fiscal 1999 Acquisitions with Contingent Consideration based on performance criteria associated with the year ended June 30, 1999, Contingent Consideration was paid in fiscal 2000 through the issuance of 582,806 shares of common stock valued at $6.4 million and cash payments of $7.5 million. For one of the Fiscal 1999 Acquisitions with Contingent Consideration based on performance criteria associated with the year ended June 30, 2000, Contingent Consideration was paid in fiscal 2001 through the issuance of 183,542 shares of common stock valued at $1.3 million and cash payments of $968,000. For two of the Fiscal 1999 Acquisitions with Contingent Consideration based on performance criteria associated with the two years ended June 30, 2001, $10.5 million of Contingent Consideration has been accrued consisting of $4.2 million in cash and 3,475,200 shares of common stock valued at $6.3 million. For the remaining Fiscal 1999 Acquisition, Contingent Consideration of cash and/or shares of common stock of at least $1.5 million and up to a maximum amount of $6.0 million could be payable based on performance criteria associated with the three years ended December 31, 2001. The Company has accrued $6.0 million, at June 30, 2002, the actual amount payable.

For the three businesses acquired in fiscal 2000, the acquisition agreements did not provide for the payment of any Contingent Consideration.

For the two business acquired in fiscal 2001, one of the acquisition agreements provided for the payment of Contingent Consideration of cash and notes valued at a maximum amount of $650,000 and/or the ability to exercise warrants to purchase up to 64,278 shares of common stock based on performance criteria associated with the two years ended June 30, 2002. The criteria was not met at June 30, 2002 and, therefore, no accrual was made at June 30, 2002.

Other Matters

The Company is from time to time a party to litigation arising in the ordinary course of business. Management believes that no pending legal proceeding will have a material adverse effect on the business, financial condition or results of operations of the Company.

(15)    Stockholders’ Equity

Common and Preferred Stock

On February 3, 1999, the Company completed a public offering of 3,022,750 shares of its common stock at a price of $19.50 per share. The Company realized net proceeds from the sale of $54.4 million, net of the underwriting commissions and discounts and other expenses of the offering.

PROVANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has two effective shelf registration statements on Form S-4. Each registration statement relates to the issuance of up to 3,000,000 shares of common stock in connection with acquisitions. Of these shares, 3,942,430 shares have been issued through June 30, 2002. The Company intends to file a registration statement on Form S-4 by October 28, 2002 with respect to the 5.8 million shares that may be issued to the former stockholders of Strategic Interactive, Inc. (“SI”) under the terms of the merger agreement entered into in connection with the Company’s acquisition of SI.

As of June 30, 2002, 12.4 million shares of common stock have been reserved for issuance upon payment of Contingent Consideration, the exercise of options or warrants, or purchase under the employee stock purchase plan.
Holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders and do not have cumulative voting rights.

The Preferred Stock, if issued, could have priority over the common stock with respect to dividends and other distributions, including the distribution of assets upon liquidation. As of June 30, 2002, the Company had not issued any shares of preferred stock.

As of June 30, 2002, the Company has recorded $3.4 million of Contingent Consideration to be issued in the form of stock to the former stockholders of a certain acquired business. (See Note 14) During fiscal 2000, 1,450,139 shares of common stock valued at $16.4 million were issued as Contingent Consideration. During fiscal 2001, 183,542 shares of common stock valued at $1.3 million were issued as Contingent Consideration.

Stock Purchase Warrants

The Company issued two warrants to each of two former officers and directors of the Company in exchange for these executives extending financing to the Company in the period prior to the IPO. The first warrant entitles the holder to purchase 173,194 shares of common stock at a per share exercise price equal to $13.00. The second warrant entitling the holder to purchase 216,492 shares of common stock becomes exercisable only if the market price of the common stock increases to certain threshold levels (except as otherwise described below) (the “Contingent Warrant”). Specifically, 20% of the total number of shares issuable under the Contingent Warrant will become exercisable on each of the three occasions that the market price of the common stock reaches $26.00, $39.00 and $52.00, respectively, and the remaining 40% of the total number of shares issuable under the Contingent Warrant will become exercisable if the market price of the common stock reaches $65.00. However, under certain circumstances involving the merger or sale of the Company, the Contingent Warrant will become exercisable to purchase all of the warrant shares. The exercise price of the Contingent Warrant increases on each anniversary of the closing of the IPO (May 4, 1998). Specifically, the exercise price is equal to the IPO price of $13.00 for the first 12 months following May 4, 1998 and, for each 12 month period thereafter, is equal to $13.00 plus $1.30 multiplied by the number of full 12 month periods elapsed since May 4, 1998. However, once a portion of the Contingent Warrant becomes exercisable, that portion’s exercise price is fixed as of that date. The warrants expire on May 4, 2005. The warrants have been accounted for in accordance with Opinion No. 14 of the Accounting Principles Board. The holders of the warrants have the right to require the Company to register the resale of the shares that may be acquired upon exercise of the warrants under the Securities Act of 1933, as amended. During fiscal 2000, 43,298 shares became exercisable under the terms of each of the second warrants described above.

During fiscal 2000, the Company issued warrants in connection with the acquisition of a business. The warrants entitle the holders to purchase 200,000 shares of common stock at a per share exercise price equal to $14.00. The warrants terminated effective April 25, 2002. During fiscal 2001, the Company issued warrants in connection with the acquisition of two businesses. The warrants entitle the holders to purchase 180,000 shares of common stock and an additional 64,278 shares if certain business performance measures for the two year period

PROVANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended June 30, 2002 are attained at a per share exercise price equal to $14.00. The performance criteria for the additional 64,278 shares was not attained. The warrants expire on September 28, 2005 and September 30, 2005.

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

(16)    Stock-Based Compensation Plans

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

1998 Non-Qualified Stock Option Plan

The Company has adopted the 1998 Non-Qualified Stock Option Plan which provides for the award of up to 2,900,000 shares of common stock in the form of non-qualified stock options. All employees, consultants and advisors of the Company are eligible to participate. Except for non-qualified stock options covering no more than 25,000 shares of common stock in the aggregate, directors and officers of the Company are not eligible to participate.

Stock Plan for Non-Employee Directors

The Company has adopted the Stock Plan for Non-Employee Directors which provided for the award of up to 100,000 shares of common stock in the form of non-qualified options. Each non-employee director of the Company who was not a stockholder prior to the IPO received an option to purchase 7,500 shares of common stock at $13.00 per share. Each option expires after 10 years and is exercisable six months following the date of grant. As of June 30, 2001 and 2002, options to purchase 15,000 and 7,500 shares of common stock, respectively, were outstanding under this plan. The Stock Plan for Non-Employee Directors was terminated in November 1998 with respect to the future grant of options.

1998 Stock Option Plan for Outside Directors

In November 1998, the Company adopted the 1998 Stock Option Plan for Outside Directors, which provides for the award of up to 100,000 shares of common stock in the form of non-qualified stock options. The 1998

PROVANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plan for Outside Directors replaced the Stock Plan for Non-Employee Directors, except for options currently outstanding. All directors who are not employees or full-time consultants of the Company are eligible to participate. As of June 30, 2002, options to purchase 95,000 shares of common stock were outstanding under this plan.

Employee Stock Purchase Plan

The Company also has adopted the 1998 Employee Stock Purchase Plan that allows all employees who work more than 20 hours per week, other than employees owning more than 5% or more of the combined voting power of all classes of stock of the Company, to purchase shares of common stock at a discount on a periodic basis.

Purchases can occur at the end of option periods, each of six months’ duration. The first such period began on June 1, 1998. The purchase price of common stock under the Employee Stock Purchase Plan is 85% of the lesser of the last sale price of the common stock on the day prior to the beginning of an option period and the last sale price of the common stock on the day prior to the end of the option period. Participants may elect under the Plan to have from up to 2% to 10% of their pay applied to the purchase of shares at the end of the option period.

A total of 1,000,000 shares have been reserved for issuance under the Employee Stock Purchase Plan. During the fiscal years 2002, 2001 and 2000, 216,838, 492,727 and 59,006 shares of common stock were issued, respectively at a weighted average price of $0.44, $3.04 and $13.28, respectively.

Stock option activity under all plans during the periods indicated is as follows:

	Number of Options	Weighted Average Exercise Price
Balance at June 30, 1999	1,985,543	11.35
Granted	2,459,876	14.13
Exercised	(72,808)	12.89
Forfeited	(821,639)	16.54

Balance at June 30, 2000	3,550,972	12.04
Granted	1,347,888	5.04
Forfeited	(1,251,810)	13.54

Balance at June 30, 2001	3,647,050	12.04
Granted	1,257,447	0.58
Forfeited	(1,063,408)	11.11

Balance at June 30, 2002	3,841,089	$5.66

PROVANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company applies APB Opinion No. 25 in accounting for its stock-based compensation plans and, since all stock options were granted with exercise prices equaling the then fair market value of the Company’s common stock, no compensation cost has been recognized in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock-based compensation plans under SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have changed to the pro forma amounts indicated below (Dollars in thousands, except per share data):

	Year Ended June 30,
	2002	2001	2000
Net income (loss):
As reported	$(187,274)	$(2,935)	$1,773
Pro forma for SFAS No. 123	$(189,109)	$(7,539)	$(3,560)
Basic earnings (loss) per common share:
As reported	$(8.70)	$(0.14)	$0.08
Pro forma for SFAS No. 123	$(8.78)	$(0.35)	$(0.17)
Diluted earnings (loss) per common share:
As reported	$(8.70)	$(0.14)	$0.08
Pro forma for SFAS No. 123	$(8.78)	$(0.35)	$(0.17)

At June 30, 2002, there were 1,913,688 additional shares available for grant under the Company’s stock option plans. The per share weighted-average fair value of stock options granted during fiscal 2002, 2001, and 2000 was $0.19, $1.82 and $4.73, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: volatility of 180% for fiscal 2002 and 33% for fiscal 2001 and 2000, expected dividend yield of 0%, risk-free interest rate of 4.7% for fiscal 2002 and 6.0% for fiscal 2001 and 2000, and an expected life of four years.

The following is a summary of stock options outstanding at June 30, 2002:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining years of contractual life	Weighted- Average Exercise Price	Number Exercisable	Weighted- average exercise price
$ 0.00–$ 5.00	1,845,576	5.60	$1.00	457,938	$1.22
$ 5.01–$10.00	1,283,429	5.09	$6.15	615,448	$6.28
$10.01–$15.00	379,614	3.34	$13.04	360,408	$13.02
$15.01–$20.00	113,120	4.03	$16.83	105,623	$16.91
Above $20.00	219,350	4.46	$23.38	156,506	$23.28

	3,841,089			1,695,923

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

PROVANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2001, the Company granted options to purchase 100,000 shares of common stock outside of the existing stock-based compensation plans, which were granted at fair market value in connection with the recruitment of executives to the Company.

(17)    Employee Benefit Plans

The Operating Companies provide various retirement plans for eligible employees. These plans consist of defined contribution plans and profit sharing plans and cover employees at substantially all of the Company’s operating locations. The defined contribution plans provide for contributions ranging from 1.5% to 2.0% of covered employees’ salaries or wages, or at the discretion of the Company. Total expense for contributions under all plans totaled $0.9 million, $1.5 million and $1.3 million for fiscal 2002, 2001, and 2000, respectively.

(18)    Related Party Transactions

Prior to their acquisition by the Company, certain of the Operating Companies had entered into lease arrangements with stockholders for facilities. These lease arrangements are for periods ranging from three to five years. Related lease expense was $243,000, $331,000, and $471,000 for fiscal 2002, 2001, and 2000, respectively. Future commitments with respect to these leases are considered immaterial and have been included in the schedule of minimum lease payments in Note 14.

(19)    Segment Reporting

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

The Company’s six reportable segments are Performance Solutions group, Government group, Leadership group, Project Management group, Technology & Development group, and Vertical Markets group. The “Corporate Office” column includes the Company’s corporate expenses which are not allocated to the operating segments as they are not utilized by the chief operating decision maker as a measure of performance.

The Performance Solutions group offers to organizations a wide range of services and products that are designed to provide or improve skills, change behavior and improve performance. Typically, the Company’s experts work closely with clients to custom-design performance skills products, training courses and course materials. The Performance Solutions group includes offerings in the areas of Selection and Retention, Communication, Diversity and Inclusion, and Sales Performance.

The Government group designs, develops and implements customized technology-based and paper-based training programs for government entities. The Government group also provides human resources management services to these organizations, including outplacement services to assist in workplace restructuring.

The Leadership group assists senior executives and their leadership teams in aligning the strategy, structure and culture of their organization. In particular, the leadership consulting services provide clients with expertise and processes to create organizational effectiveness needed to ensure that a client’s mergers, acquisitions and other ventures are successful. The Leadership group also provides “needs assessment” services to help organizations determine where significant increases in overall performance can be accomplished through improvement in employee performance skills or in organizational culture.

The Project Management group helps organizations improve performance by providing services, training, tools and methodologies needed to complete successfully complex strategic projects. In addition, the Project Management group trains clients’ personnel to be more effective project managers.

The Technology and Development group helps clients use web-based technology to improve employee and organizational performance while reducing costs. The web-based training management systems provide clients with an automated approach to the enrollment, tracking and measurement of performance improvement activities. These systems can be installed at the client’s site or operated from the Company’s facility. In addition, the Technology and Development group provides custom e-learning solutions for clients and has developed a library of e-learning product offerings with the Company’s strategic alliance partner, Smart Force.

The Vertical Markets group provides clients with industry-focused service and product offerings to better satisfy the clients’ specific performance improvement needs. By applying the Company’s industry-specific content and delivery methods, the Vertical Markets group can customize performance improvement solutions to each client in a cost-effective manner. The Vertical Markets group specializes in the following industry sectors: Telecommunications, Retail and Financial Services.

The Company’s reportable segments are organized in separate business units with different management, customers, and services. The respective segments account for their respective businesses using the same accounting policies as described in Note 3 to consolidated financial statements. Summarized financial information concerning the Company’s reportable segments net of inter-company transactions, is shown in the following tables:

	For the year ended June 30, 2002
	Performance Solutions	Government	Leadership	Project Management	Technology & Development	Vertical Markets	Corporate Office	Total
External revenue	$30,583	$49,220	$28,229	$14,435	$17,624	$21,065	$—	$161,156
Cost of revenue	7,405	32,527	10,665	8,429	6,823	10,715	—	76,564

Gross profit	23,178	16,693	17,564	6,006	10,801	10,350	—	84,592
Operating expenses	18,017	13,748	13,193	8,139	12,807	13,484	9,925	89,313

Income (loss) from operations	$5,161	$2,945	$4,371	$(2,133)	$(2,006)	$(3,134)	$(9,925)	$(4,721)

Total assets	$19,541	$20,060	$10,675	$7,122	$16,222	$15,961	$9,216	$98,797

	For the year ended June 30, 2001
	Performance Solutions	Government	Leadership	Project Management	Technology & Development	Vertical Markets	Corporate Office	Total
External revenue	$56,741	$41,383	$31,860	$28,671	$20,313	$27,901	$—	$206,869
Cost of revenue	13,098	25,867	9,842	15,134	6,011	12,822	—	82,774

Gross profit	43,643	15,516	22,018	13,537	14,302	15,079	—	124,095
Operating expenses	30,995	13,145	17,606	14,273	12,042	13,554	12,422	114,037
Goodwill amortization	1,668	1,378	137	1,140	684	996	—	6,003

Income (loss) from operations	$10,980	$993	$4,275	$(1,876)	$1,576	$529	$(12,422)	$4,055

Total assets	$89,307	$61,888	$14,198	$56,772	$40,048	$49,180	$13,416	$324,809

	For the year ended June 30, 2000
	Performance Solutions	Government	Leadership	Project Management	Technology & Development	Vertical Markets	Corporate Office	Total
External revenue	$54,391	$41,765	$38,674	$28,858	$24,008	$29,663	$—	$217,359
Cost of revenue	12,091	25,694	11,739	13,606	8,988	14,636	—	86,754

Gross profit	42,300	16,071	26,935	15,252	15,020	15,027	—	130,605
Operating expenses	25,116	14,653	22,358	9,735	14,372	10,522	8,933	105,689
Reorganization charges	1,218	1,533	345	—	1,261	1,528	2,402	8,287
Pooling costs	—	—	1,215	—	—	—	—	1,215
Goodwill amortization	1,580	1,152	81	1,061	693	816	—	5,383

Income (loss) from operations	$14,386	$(1,267)	$2,936	$4,456	$(1,306)	$2,161	$(11,335)	$10,031

Total assets	$80,141	$62,630	$14,212	$58,201	$35,930	$43,263	$7,084	$301,461

(20)    Quarterly Results (Unaudited)

The following table presents the unaudited quarterly results of operations for fiscal 2002, 2001 and 2000:

	First	Second	Third	Fourth
Year Ended June 30, 2002
Revenue	$44,596	$40,186	$35,825	$40,549
Gross profit	$24,057	$21,899	$17,418	$21,218
Net income (loss)	$615	$(14,361)	$(2,407)	$(171,121)
Earnings (loss) per common share:
Basic	$0.03	$(0.67)	$(0.11)	$(7.95)
Diluted	$0.02	$(0.51)	$(0.11)	$(7.95)
Year Ended June 30, 2001
Revenue	$53,690	$56,192	$50,837	$46,150
Gross profit	$32,899	$36,630	$30,973	$23,593
Net income (loss)	$2,330	$3,122	$703	$(9,090)
Earnings (loss) per common share:
Basic	$0.11	$0.15	$0.03	$(0.42)
Diluted	$0.11	$0.14	$0.03	$(0.42)
Year Ended June 30, 2000
Revenue	$55,397	$56,869	$51,317	$53,776
Gross profit	$32,945	$34,690	$29,827	$33,143
Net income (loss)	$2,608	$2,225	$(4,558)	$1,498
Earnings (loss) per common share:
Basic	$0.13	$0.11	$(0.22)	$0.07
Diluted	$0.12	$0.10	$(0.22)	$0.07

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

The following table lists the names, ages and positions of Provant’s directors and executive officers:

Name	Age	Position
John E. Tyson	59	Director and Chairman of the Board
John H. Zenger	70	President, Chief Executive Officer and Director
Donald W. Glazer	58	Director and Vice Chairman
Wayne F. Hall	58	Director
Janet M. Hoey	39	Vice President, Chief Financial Officer and Chief Accounting Officer
Thomas A. Carter	42	Vice President
James H. Hart	49	Vice President
Flory Netsch Hiatrides	41	Vice President
Adam D. Senter	45	Vice President
Marc S. Wallace	55	Vice President

Set forth below is a description of the backgrounds of each of the directors and executive officers of Provant.

John E. Tyson has been a director of Provant since November 2000 and has served as Chairman since May 2001. Mr. Tyson is retired. From 1999 to 2002, Mr. Tyson was Chairman and Chief Executive Officer of etNetworks, Inc., a business education broadcasting company that he founded. etNetworks, Inc. filed for bankruptcy protection in 2002. From 1981 to 1986, Mr. Tyson served as Chairman, Chief Executive Officer and President of Compression Labs, Inc. (“CLI”). CLI pioneered the development of compressed digital video, interactive video conferencing and digital broadcast television. In addition to his experience with CLI, Mr. Tyson has held executive management positions at AT&T, General Electric and General Telephone & Electronics. Mr. Tyson is a member of the Board of Directors of the Wright Company and Corporate Visions, Inc., a member of the Advisory Board to the University of Nevada Reno School of Engineering, and a Trustee of Sierra Nevada College. Mr. Tyson earned a BBA degree in Finance and Accounting from the University of Cincinnati.

John H. Zenger has been President and Chief Executive Officer of Provant since August 2002 and has served as a director since May 1998. From November 2000 to August 2002, he served as Executive Vice President of Provant. From November 1999 to November 2000, Mr. Zenger was Vice Chairman of Provant. From May 1998 to November 1999, Mr. Zenger served as President of Provant. Before Provant’s initial public offering, from May 1997 to May 1998, Mr. Zenger was a consultant to Provant. From April 1992 to November 1996, Mr. Zenger was employed in various capacities, including Vice President and Chairman, by the Times Mirror Training Group, one of the nation’s largest training companies, consisting of Kaset, Learning International and Zenger Miller, the company that he founded in 1977. Mr. Zenger has taught at the University of Southern California School of Business and the Stanford Graduate School of Business. Mr. Zenger received his Doctorate degree in Business Administration from the University of Southern California, his Masters in Business Administration from the University of California, Los Angeles and his Bachelor of Science degree from Brigham Young University.

Donald W. Glazer has been a director and Vice Chairman of Provant since August 2002. Since May 1997, Mr. Glazer has been a consultant to Provant. Mr. Glazer is an independent consultant and an author of legal publications. Since 1997, he has served as advisory counsel to Goodwin Proctor LLP, a law firm. Until December 1997, Mr. Glazer was a principal of American Business Partners LLC, a business development company. Mr. Glazer serves as a trustee of GMO Trust, a registered investment company, and has served on the boards of directors of several other public and private companies. Mr. Glazer received an AB from Dartmouth College, a law degree from Harvard Law School and a masters in law from the University of Pennsylvania Law School.

Wayne F. Hall has been a director of Provant since August 2002. Mr. Hall is Vice Chairman of Black & Veatch Holding Company, a global engineering, construction and consulting company, and is a member of Black & Veatch’s board of directors. From 1991 to 1999, Mr. Hall served as Chief Financial Officer of Black & Veatch. He was President and Chief Executive Officer of Black
& Veatch Pritchard, Inc. from 2000 to 2001. Additionally, Mr. Hall serves on the board or as an officer of all other Black & Veatch affiliated companies. Mr. Hall is a director of RailWorks Corp. and EPT DownREIT II, Inc., Megaplex Four, Inc. and Theater Sub, Inc. (all subsidiaries of Entertainment Properties Trust). Mr. Hall is a certified public accountant. He holds a BS in Accounting from California State Polytechnic University, and completed the Executive Program at the Columbia University Graduate School of Business in 1997. He serves on the Business Administration Advisory Committee of Johnson County Community College and on the Council of Advisors of Emporia State University School of Business.

Janet M. Hoey has been Vice President, Chief Financial Officer and Chief Accounting Officer of Provant since September 2002. From October 2001 to September 2002, she served as controller of Provant. From December 1997 to November 2000, Ms. Hoey served as Chief Financial Officer and Treasurer of Metro Global Media, Inc., a publicly traded production and distribution company. At Metro Global Media, she was responsible for the oversight of all accounting, finance and treasury functions. From January 1996 to December 1997, Ms. Hoey served as controller of Barnstable County Supply. Ms. Hoey, a certified public accountant, received her BS in Business Administration from Providence College.

Thomas A. Carter has been a Vice President of Provant since January 2002 and has served as President of the Government Group and the Project Management Group since November 2001. From March 2000 to April 2001, Mr. Carter was President of PD Solutions, Inc., a project management training company. From April 1999 to March 2000, he was President, Chief Executive Officer and owner of PDI International, a training and services company. From December 1996 to March 1999, Mr. Carter was President and Managing Director of ESI Europe, Ltd., a subsidiary of ESI International, a training company. Previously, Mr. Carter held various management positions with ESI. At ESI Europe, he was instrumental in developing ESI’s Pan-European operations and delivering training and consulting solutions to a wide range of global 500 clientele.

James H. Hart has been a Vice President of Provant since January 2002 and has served as Leadership Group President since January 2002. From 1995 to January 2002, he was employed in various capacities by Senn-Delaney Leadership Consulting Group, an executive leadership, team-building and culture-shaping firm that was acquired by Provant in 1999, most recently as President and Chief Executive Officer. Before joining Senn-Delaney, Mr. Hart was employed by Western National Group, California’s largest multi-family real estate development and management firm. Before joining Western National Group, Mr. Hart founded a leading business software publishing firm in 1980 and led its growth for ten years, twice earning positions on Inc. Magazine’s 500 list of the Fastest Growing Companies. Mr. Hart received a BA in Psychology and an MBA from the University of Southern California.

Flory Netsch Hiatrides has been a Vice President of Provant since October 2002 and has served as Vertical Markets Group President since April 2002. From 1986 until April 2002, Mrs. Hiatrides served as President of Executive Education Institute (EEI), a business that she co-founded and that Provant acquired in September 2000. Mrs. Hiatrides is a member of the Board of Directors of Preston High School and has served as the

Director of the Iona College Institute for Computer Studies since 1983. She has also been adjunct assistant professor of management science and systems in the Hagan School of Business and adjunct assistant professor of computer information science in the School of Arts and Science, both at Iona College, from which she graduated with a BA in Mathematics and Computer Science and an MBA in Management Information Systems. Mrs. Hiatrides has completed post-graduate work in Communications and Human Factors at The Stevens Institute of Technology and is presently pursuing her Doctoral Degree in Education from Fordham University.

Adam D. Senter is a Vice President of Provant and has served as Technology and Development Group President since 2001. From April 2000 to 2001, he served as Provant’s Vice President, Sales and Marketing. From 1981 to April 2000, Mr. Senter was employed in various capacities by IBM Corporation, most recently as Sales and Marketing Executive, Learning Services of IBM Global Services. At IBM, he was involved in business development and services with responsibility for both strategy and implementation, and he was responsible for sales and marketing strategy and implementation.

Marc S. Wallace has been a Vice President of Provant since January 2002 and has served as Performance Solutions Group President since July 2001. From 1983 to June 2001 he served as President of J. Howard & Associates, Inc., a provider of diversity and human resource development solutions that was acquired by Provant in 1998. Mr. Wallace has served on the board of the Efficiency Institute, a non-profit organization providing consulting services to public school systems and community-based organizations, Boards of Directors of Belmont Hill School and the Berklee College of Music, the Board of Advisors of First Community Bank in Boston and as a member of the Northeastern University Corporation. Mr. Wallace received a Masters in Business Administration degree with a concentration in Finance from Central Michigan University and a Bachelor of Arts degree from Adams State College.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Provant’s directors, executive officers and persons who own more than ten percent of a registered class of Provant’s equity securities to file statements with the Securities and Exchange Commission reporting initial ownership and changes in ownership of common stock and other equity securities of Provant. Reporting persons are required to send Provant copies of all Section 16(a) forms.

To Provant’s knowledge, based solely on a review of the forms furnished to Provant, each person who, at any time during the fiscal year, was subject to Section 16 with respect to Provant filed on a timely basis all reports required by Section 16(a) during the most recent fiscal year, except that (i) Joseph F. Alibrandi filed a late Form 3 on November 27, 2001 reporting his initial ownership of shares of Provant common stock upon becoming a director of Provant on September 17, 2001, (ii) James A. Perkins filed a late Form 3 on November 13, 2001 reporting his initial ownership of shares of Provant common stock upon becoming a director of Provant on September 17, 2001, (iii) on November 15, 2001 Robert T. Puopolo filed a late Form 3 reporting his initial ownership of shares of Provant common stock upon becoming a director of Provant on September 17, 2001 and a late Form 4 reporting the acquisition of indirect beneficial ownership of shares of common stock on September 17, 2001, and (iv) on February 8, 2002 Lawrence G. Heaney filed a late Form 3 reporting his initial ownership upon becoming an executive officer of Provant on November 15, 2000 and a late Form 5 reporting his acquisition of shares by gift on January 22, 2001 and his acquisition of stock options on November 15, 2000.

Item 11.     Executive Compensation

Summary Compensation Table

The following table contains a summary of the compensation paid or accrued during the fiscal years ended June 20, 2002, 2001 and 2000 to Provant’s Chief Executive Officer during the last completed fiscal year and Provant’s four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers of Provant at the end of the last completed fiscal year (the “Named Executive Officers”).

	Annual Compensation					Securities Underlying Options	All Other Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation
Curtis M. Uehlein(1)	2002	$466,667	$—	$84,120	(2)	—	$6,177	(3)
former President and Chief	2001	500,000	200,000	71,500	(2)	300,000	54,943
Executive Officer	2000	336,538	250,000	—		325,000	5,250

Norman G. Fornella(4)	2002	250,000	50,000	26,819	(2)	100,000	6,536	(5)
former Executive Vice President,	2001	31,250	50,000	4,520	(2)	100,000	—
Chief Financial Officer and Treasurer

James H. Hart(6)	2002	330,552	140,000	—		110,000	4,503	(5)
Vice President

Mark S. Wallace(6)	2002	233,333	20,000	—		50,000	6,620	(7)
Vice President

Adam D. Senter(6)	2002	225,000	10,000	—		50,000	4,313	(5)
Vice President

(1)	Mr. Uehlein’s employment with Provant terminated in August 2002.
(2)	Consists of housing costs that were paid or reimbursed by Provant.
(3)	Includes a matching award under Provant’s 401(k) retirement plan of $5,500 and the premium payment on a life insurance policy for Mr. Uehlein of $677.
(4)	Mr. Fornella joined Provant in May 2001. Mr. Fornella’s employment with Provant terminated in September 2002.
(5)	Consists of a matching award under Provant’s 401(k) retirement plan.
(6)	Messrs. Hart, Wallace and Senter became executive officers of Provant in January 2002.
(7)	Includes a matching award under Provant’s 401(k) retirement plan of $4,420 and a disability insurance payment of $2,200.

Option Grants in Last Fiscal Year

The following table provides certain information concerning individual grants of stock options made during the fiscal year ended June 30, 2002 to each of the Named Executive Officers.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Terms
	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted To Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date
					5%	10%
Curtis M. Uehlein	—	0.0%	$—	—	$—	$—
Norman G. Fornella	100,000	8.0	.58	1/18/09	23,612	55,026
James H. Hart	110,000	8.7	.58	1/18/09	25,973	60,528
Marc S. Wallace	50,000	4.0	.58	1/18/09	11,806	27,513
Adam D. Senter	50,000	4.0	.58	1/18/09	11,806	27,513

(1)
Represents options granted under the 1998 Equity Incentive Plan (the “1998 Plan”). Each of the options becomes exercisable with respect to one-third of the shares subject to the option on each of the first three anniversaries of the date of grant. If a transaction occurs that results or will result in Provant’s common stock not being registered under Section 12 of the Securities Exchange Act of 1934, as amended, then options granted under the 1998 Plan will terminate upon the completion of the transaction, and the Board of Directors may arrange for replacement options, accelerate exercisability of the options or terminate the options in exchange for a cash payment.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

There were no options exercised by any of the Named Executive Officers during the fiscal year ended June 30, 2002. The following table provides the total number of securities underlying unexercised options held by each of the Named Executive Officers at June 30, 2002. None of these options were in-the-money at June 30, 2002.

	Number of Securities Underlying Unexercised Options at June 30, 2002
	Exercisable	Unexercisable
Curtis M. Uehlein	166,668	233,332
Norman G. Fornella	33,334	166,666
James H. Hart	138,123	193,333
Marc S. Wallace	20,001	59,999
Adam D. Senter	50,000	75,000

Compensation of Directors

Directors who are employees or full-time consultants of Provant or its subsidiaries do not receive compensation for serving on the Board. During the fiscal year ended June 30, 2002, each other member of the Board of Directors received a fee of $3,000 for each Board of Directors meeting attended in person and an additional fee of $500 for each Board of Directors meeting attended by telephone and each committee meeting attended in person or by telephone. All directors receive reimbursement of reasonable expenses incurred in attending board and committee meetings and otherwise performing their duties.

In August 2002, we revised our compensation structure for directors who do not otherwise serve as employees of or full-time consultants to Provant (“Outside Directors”), in view of the increased responsibility and time commitment required of these directors. Under the compensation structure, Outside Directors receive a quarterly retainer fee of $2,500. The Chairman of the Board, Mr. Tyson, receives an additional quarterly fee of $5,000. The Audit Committee Chairman, Mr. Hall, receives an additional quarterly fee of $2,500. The Compensation Committee Chairman, Mr. Tyson, receives an additional quarterly fee of $1,250. Outside Directors also receive a fee of $2,500 for each meeting attended in person or a fee of $1,000 for each meeting attended by telephone.

Certain of our directors are compensated through the 1998 Stock Option Plan for Outside Directors (the “Directors’ Plan”). Only Outside Directors are eligible to participate in the Directors’ Plan. Messrs. Tyson and Hall currently are the only directors entitled to participate. On the date of their initial election, Outside Directors are each granted an option to purchase 7,500 shares of common stock. On the date of each annual meeting of stockholders at which they are re-elected, Outside Directors are each granted an option to purchase a number of shares of common stock to be determined by the Board of Directors on that date. The exercise price of each option granted under the Directors’ Plan is the last sale price of a share of common stock on the grant date. Each option granted under the Directors’ Plan becomes fully exercisable six months after the grant date. If a transaction occurs that results or will result in Provant’s common stock not being registered under Section 12 of the Securities Exchange Act of 1934, as amended, then options granted under the Directors Plan will terminate upon the completion of the transaction, and the Board of Directors may arrange for replacement options, accelerate the exercisability of the options or terminate the options in exchange for a cash payment.

On September 6, 2001, each of Joseph F. Alibrandi, James A Perkins and Robert T. Puopolo received an option to purchase 7,500 shares of Provant’s common stock under the Directors’ Plan in connection with his election to the board. On October 15, 2001, each of David B. Hammond and Esther T. Smith received an option to purchase 7,500 shares of Provant’s common stock under the Directors’ Plan in connection with his or her reelection to the board. Also on October 15, 2001, because there were insufficient shares under the Directors’ Plan to satisfy grants of stock options to all Outside Directors, John E. Tyson received an option to purchase 7,500 shares of Provant’s common stock under the 1998 Plan in connection with his reelection to the board, which option had the same terms as the grants under the Directors’ Plan.

In connection with his election as Vice Chairman of Provant, Mr. Glazer’s consulting agreement with Provant was extended until June 30, 2003. Under the agreement, Provant has agreed to pay Mr. Glazer a consulting fee of $125,000 per year for services in the areas of financial restructuring and strategic planning. Upon the termination of Mr. Glazer’s services as a consultant to Provant for any reason following the expiration of his consulting agreement, Mr. Glazer is entitled to receive as a severance benefit his consulting fee for a period of six months. On August 12, 2002, in connection with his election as a director and Vice-Chairman of Provant, Provant granted Mr. Glazer an option to purchase 200,000 shares of Provant’s common stock at an exercise price of $.14 per share. This option becomes exercisable in three equal installments on December 13, 2002, April 13, 2003 and June 29, 2003. The option becomes exercisable in full upon a change of control or the termination of Mr. Glazer’s consulting relationship in violation of the terms of his consulting agreement. The option expires on August 12, 2009.

On August 26, 2002, in connection with his election as President and Chief Executive Officer of Provant, Provant granted Mr. Zenger an option under the 1998 Plan to purchase 500,000 shares of Provant’s common stock at an exercise price of $.15 per share. This option becomes exercisable with respect to one-third of the option shares granted on each of the first three anniversaries of the date of grant. In the event that a transaction occurs that results or will result in the common stock not being registered under Section 12 of the Securities Exchange Act of 1934, as amended, all options held under the 1998 Plan will terminate upon the completion of the transaction and the Board of Directors may either arrange for replacement options (subject to completion of the transaction), accelerate the exercisability of all outstanding options or terminate all options in exchange for a cash payment.

For their efforts on behalf of Provant since becoming President and Chief Executive Officer, and Vice Chairman, respectively, on October 8, 2002 Provant awarded Messrs. Zenger and Glazer each a bonus of $100,000 payable on October 8, 2003 or, if earlier, a change in control of Provant.

Employment and Severance Agreements

Effective October 8, 1999, Provant entered into a three-year employment agreement with Mr. Uehlein that provided for a base salary of $500,000 per year. In May 2001, the term of the employment agreement was extended to May 1, 2004. Uehlein was eligible for bonuses of up to 50% of his base salary upon the achievement of goals to be agreed upon by Mr. Uehlein and the Compensation Committee of the Board. Under the agreement, Provant agreed to recommend to the Compensation Committee that for fiscal years beginning on or after July 1, 2000, Mr. Uehlein receive stock options to purchase at least 100,000 shares of common stock contingent upon continued satisfactory job performance. Provant agreed to reimburse Mr. Uehlein for certain relocation costs, including, among others, reimbursement of living expenses and closing costs in connection with the sale of Mr. Uehlein’s home. Mr. Uehlein’s employment agreement also provided that, in the event that he was terminated prior to the expiration of his employment agreement other than for cause, as a severance benefit he was entitled to continue to receive his base salary in effect at the time of his termination for a period equal to the term of his covenant not to compete (which is three years after termination).

Mr. Uehlein’s employment with Provant terminated in August 2002. In connection with the termination of his employment, Provant entered into a separation agreement with Mr. Uehlein, which provides that Provant will pay Mr. Uehlein $125,000 on or before August 12, 2002 and $625,000 in 30 equal bi-monthly installments thereafter. The separation agreement also provides that Provant will pay the premiums for health care insurance under the federal COBRA law for Mr. Uehlein. Effective October 1, 2002, Mr. Uehlein assumed all of the liabilities and obligations under a lease agreement entered into by Provant as lessee of an apartment for Mr. Uehlein’s use.

Effective May 1, 2001, Provant entered into a three-year employment agreement with Mr. Fornella that provided for a base salary of $250,000 per year. Mr. Fornella was eligible for bonuses equal to 40% of his base salary upon the achievement of goals to be agreed upon by Mr. Fornella and the Compensation Committee of the Board. Mr. Fornella’s employment agreement also provided that, in the event that he was terminated prior to the expiration of his employment agreement other than for cause, as a severance benefit he was entitled to continue to receive his base salary in effect at the date of termination for a period of 12 months. Mr. Fornella’s employment with Provant terminated in September 2002. In connection with the termination of his employment, Provant has agreed to pay to Mr. Fornella as a severance benefit $10,000 per month for a period of three months. Mr. Fornella has agreed to be available during this period to assist Provant with transition issues and other matters.

Effective May 14, 2000, Provant entered into a three-year employment agreement with Mr. Senter that provides for a base salary of $225,000 per year. Mr. Senter is eligible for bonuses equal to 40% of his base salary upon the achievement of goals to be agreed upon by Mr. Senter and the Compensation Committee of the Board. In the event that Provant terminates Mr. Senter’s employment other than for cause, or if within six months of a change of control Mr. Senter terminates his employment for good reason, then he is entitled to continue to receive his base salary in effect at the termination for the longer of 12 months or the remainder of the term of the agreement. Mr. Senter is also entitled to exercise any stock options held by him to the extent they would have be exercisable if he had continued to be employed by Provant for an additional 12 months following the date of such termination. In the event of a change of control, any stock options held by him that are not fully exercisable will become exercisable in full.

Effective May 4, 2001, Provant entered into severance agreements with Messrs. Zenger and Wallace, which provide that in the event that the executive’s employment is terminated by Provant other than for cause, death or disability, then the executive is entitled to receive as a severance benefit his base salary in effect at the date of termination for a period of six months. In January 2002 in consideration for Mr. Zenger’s agreement to reduce his annual base salary, Provant extended the period of Mr. Zenger’s severance benefit from six to twelve months.

Under an Employee Agreement dated June 12, 1995, James Hart is entitled to receive at least one month’s salary as a severance benefit in the event that his employment is terminated other than for cause.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                  Matters

The following table sets forth information, as of October 11, 2002, with respect to the beneficial ownership of common stock by (i) each director, (ii) each of the Named Executive Officers, (iii) all of the directors and executive officers of the Provant as a group, and (iv) each person who is known to Provant to be the beneficial owner of more than five percent of the common stock. This information has been furnished by the persons listed in the table or in statements filed with the Securities and Exchange Commission.

	Shares Beneficially Owned(1)
Name of Beneficial Owner	Number	Percent
Directors and Named Executive Officers
John E. Tyson(2)	16,667	*	%
Curtis M. Uehlein	40,905	*
John H. Zenger(3)	282,717	1.3
Norman G. Fornella(4)	66,954	*
James H. Hart(5)	163,808	*
Marc S. Wallace(6)	239,919	1.1
Adam D. Senter(7)	69,320	*
Donald W. Glazer(8)	299,573	1.4
Wayne F. Hall	0	*
Directors and executive officers as a group(9 persons)(9)	1,072,004	4.9
More Than 5% Stockholders
The Senn Family Trust(10)	1,240,640	5.7

*	Less than 1%
(1)	Percentages in the table are based upon 21,804,635 shares of common stock outstanding as of October 11, 2002.
(2)	Consists of shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days.
(3)
Shares are held jointly with Mr. Zenger’s wife. Includes 16,667 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days. Excludes 98,881 shares held by a trust for the benefit of Mr. Zenger’s grandchildren, as to which Mr. Zenger disclaims beneficial ownership.

(4)	Includes 33,334 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days.
(5)	Includes 163,123 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days.
(6)	Includes 20,001 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days.
(7)	Includes 50,000 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days.
(8)	Includes 6,667 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days.
(9)	Includes 273,125 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days.
(10)
This information is based on the Schedule 13G dated February 13, 2001 filed by Larry E. Senn individually and together with Bernadette Senn, as trustees, donors and beneficiaries of The Senn Family Trust u/t/d September 26, 1998, as amended. The address of The Senn Family Trust is 16741 South Pacific Coast Highway, Sunset Beach, CA 90742.

Provant currently intends to issue an aggregate of 5,750,794 shares of common stock to the former stockholders of SI under the terms of an October 1998 acquisition agreement, as amended, after a registration statement that Provant currently intends to file with respect to the shares by October 28, 2002 becomes effective. When these shares are issued, MaxCo, Inc. would beneficially own at least 2,837,089 shares of common stock, representing 10.3% of the then outstanding shares.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity securities of Provant have been authorized for issuance under the 1998 Equity Incentive Plan, the 1998 Non-Qualified Stock Option Plan, the Stock Plan for Non-Employee Directors, the 1998 Stock Option Plan for Outside Directors, the 1998 Employee Stock Purchase Plan and individual compensation arrangements with its former Chief Executive Officer, Curtis M. Uehlein, its former Chief Financial Officer, Norman G. Fornella, and its Vice President, Adam D. Senter.

The following table provides information with respect to these compensation plans as of June 30, 2002.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	974,458		$8.71	1,597,589	(1)
Equity compensation plans not approved by security holders	2,572,545	(2)	11.33	490,186
Total	3,547,003		10.61	2,087,775

(1)	Includes 181,587 shares available for purchase under the 1998 Employee Stock Purchase Plan.
(2)
Excludes 294,086 shares to be issued upon exercise of outstanding options that Provant assumed in connection with the acquisition of Senn-Delaney Leadership. The weighted-average exercise price of these options is $.59.

1998 Equity Incentive Plan

Provant has adopted, and the stockholders have approved, the 1998 Equity Incentive Plan, which provides for the award of up to 2,350,000 shares of common stock in the form of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock or stock units. To date Provant has not awarded stock appreciation rights, performance shares, restricted stock or stock units. The number of shares to be issued upon exercise of outstanding options and remaining available for future issuance issuance under the plan is subject to adjustment for stock dividends, splits, mergers, liquidations or recapitalizations, as described in the plan. All directors, employees, consultants and advisors of Provant or its subsidiaries are eligible to participate.

The exercise price of stock options granted under the plan may not be less than 85% of the fair market value of our common stock on the date of grant, unless the option is granted in lieu of compensation. The exercise price of incentive stock options granted under the plan may not be less than the fair market value of our common stock on the date of grant. The expiration date of stock options under the plan may not be more than ten years after the date of grant.

The following are the standard terms of options granted under the plan, but these terms are subject to modification by Provant’s Compensation Committee. Options generally become exercisable in three equal annual installments beginning one year after the date of grant and expire seven years after the date of grant. If the grantee ceases to be employed or retained by Provant for reasons other than cause or death, options generally terminate immediately to the extent that they are not exercisable, but to the extent that they are exercisable, options generally continue to be exercisable during the 30 days following termination of employment or retention by Provant.

If a transaction occurs that results or will result in Provant’s common stock not being registered under Section 12 of the Securities Exchange Act of 1934, as amended, then options granted under the plan will terminate upon the completion of the transaction, and the Board of Directors may arrange for replacement options, accelerate exercisability of the options or terminate the options in exchange for a cash payment.

As of June 30, 2002, there were options to issue an aggregate of 871,958 shares of common stock outstanding, and an aggregate of 1,411,002 shares of common stock available for future issuance, under the 1998 Equity Incentive Plan.

1998 Non-Qualified Stock Option Plan

Provant has adopted the 1998 Non-Qualified Stock Option Plan, which provides for the award of up to 2,900,000 shares of common stock in the form of non-qualified stock options. This plan has not been approved by the stockholders. The number of shares to be issued upon exercise of outstanding options and remaining available for future issuance under the plan is subject to adjustment for stock dividends, splits, mergers, liquidations or recapitalizations, as described in the plan. All employees, consultants and advisors of Provant are eligible to participate. Except for non-qualified stock options covering no more than 25,000 shares of common stock in the aggregate, directors and officers of Provant are not eligible to participate.

The exercise price of stock options granted under the plan may not be less than the par value of our common stock. The expiration date of stock options under the plan may not be more than ten years after the date of grant.

The following are the standard terms of options granted under the plan, but these terms are subject to modification by Provant’s Compensation Committee. Options generally have an exercise price equal to the fair market value of our common stock on the date of grant. Options generally become exercisable in three equal annual installments beginning one year after the date of grant and expire seven years after the date of grant. If the grantee ceases to be employed or retained by Provant for reasons other than cause or death, options generally terminate immediately to the extent that they are not exercisable, but to the extent that they are exercisable, options generally continue to be exercisable during the 30 days following termination of employment or retention by Provant.

If a transaction occurs that results or will result in Provant’s common stock not being registered under Section 12 of the Securities Exchange Act of 1934, as amended, then options granted under the plan will terminate upon the completion of the transaction, and the board of directors may arrange for replacement options, accelerate exercisability of the options or terminate the options in exchange for a cash payment.

As of June 30, 2002, there were options to issue an aggregate of 2,397,545 shares of common stock outstanding, and an aggregate of 490,186 shares of common stock available for future issuance, under the 1998 Non-Qualified Stock Option Plan.

Stock Plan for Non-Employee Directors

Provant has adopted, and the stockholders have approved, the Stock Plan for Non-Employee Directors under which non-qualified options to purchase an aggregate of 15,000 shares of common stock were awarded to two non-employee directors of Provant who were not stockholders as of Provant’s initial public offering. The exercise price of these options was $13.00 per share, and they became fully exercisable six months after the date of grant. As of June 30, 2002, there were options to issue an aggregate of 7,500 shares of common stock outstanding under the Stock Plan for Non-Employee Directors. The number of shares to be issued upon exercise of outstanding options is subject to adjustment for stock dividends, splits, mergers, liquidations or recapitalizations, as described in the plan. The Stock Plan for Non-Employee Directors was terminated in November 1998 with respect to additional grants of options.

1998 Stock Option Plan for Outside Directors

Provant has adopted, and the stockholders have approved, the 1998 Stock Option Plan for Outside Directors, which provides for the award of up to 100,000 shares of common stock in the form of non-qualified stock options. The number of shares to be issued upon exercise of outstanding options and remaining available for future issuance under the plan is subject to adjustment for stock dividends, splits, mergers, liquidations or recapitalizations, as described in the plan. The 1998 Stock Option Plan for Outside Directors replaced the Stock Plan for Non-Employee Directors, except with respect to outstanding options. All directors who are not employees or full-time consultants of Provant are eligible to participate.

The exercise price of stock options granted under the plan must equal the fair market value of our common stock on the date of grant. The expiration date of stock options under the plan may not be more than ten years after the date of grant.

On the date of their initial election, eligible directors are each granted an option to purchase 7,500 shares of common stock. On the date of each annual meeting of stockholders at which they are re-elected, eligible directors are each granted an option to purchase a number of shares of common stock to be determined by the Board of Directors on that date. Each option granted under the plan becomes fully exercisable six months after the grant date. Options usually expire ten years after the date of grant. If the grantee ceases to serve as director for reasons other than death, options terminate immediately to the extent that they are not exercisable, but to the extent that they are exercisable, options continue to be exercisable during the three months following cessation or service as a director.

If a transaction occurs that results or will result in Provant’s common stock not being registered under Section 12 of the Securities Exchange Act of 1934, as amended, then options granted under the plan will terminate upon the completion of the transaction, and the board of directors may arrange for replacement options, accelerate exercisability of the options or terminate the options in exchange for a cash payment.

As of June 30, 2002, there were options to issue an aggregate of 95,000 shares of common stock outstanding, and an aggregate of 5,000 shares of common stock available for future issuance, under the 1998 Stock Option Plan for Outside Directors.

1998 Employee Stock Purchase Plan

Provant has adopted, and the stockholders have approved, the 1998 Employee Stock Purchase Plan, which allows all employees who work more than 20 hours per week, other than employees owning 5% or more of the total combined voting power of all classes of stock of Provant, to purchase shares of common stock at a discount. A total of 1,000,000 shares have been made available for purchase under the Employee Stock Purchase Plan.

Purchases can occur at the end of six-month offering periods, ending on November 30 and May 31. The purchase price of common stock under the Employee Stock Purchase Plan is 85% of the lesser of the last sale price of the common stock on the day before the beginning of an offering period and the last sale price of the common stock on the day before the end of the offering period. Participants may contribute a lump sum or may elect to have from 2% to 10% of their base pay applied to the purchase of shares at the end of the offering period. Participants may withdraw lump sum contributions or payroll deductions by giving written notice to Provant at any time before the end of the offering period.

As of June 30, 2002, an aggregate of 818,413 shares of common stock have been purchased, and an aggregate of 181,587 shares of common stock are available for purchase, under the 1998 Employee Stock Purchase Plan.

Individual Compensation Arrangements

The following individual compensation arrangements have not been approved by the stockholders.

On October 8, 1999, Provant granted Mr. Uehlein an option to purchase 225,000 shares of common stock at an exercise price of $16.375 per share. This option was to become exercisable in three equal annual installments beginning on October 8, 2000. This option was forfeited by Mr. Uehlein in November 2001.

On May 2, 2001, Provant granted Mr. Fornella an option to purchase 100,000 shares of common stock at an exercise price of $3.08 per share. This option, was to become exercisable in three equal annual installments beginning on May 2, 2002. As of September 27, 2002, the date that Mr. Fornella’s employment with Provant terminated, the option terminated with respect to all option shares other than the 33,334 option shares that had already vested. The option terminates with respect to these vested option shares on October 27, 2002.

On May 17, 2000, Provant granted Mr. Senter an option to purchase 75,000 shares of common stock at an exercise price of $5.188 per share. This option becomes exercisable in three equal annual installments beginning on May 17, 2001. This option expires on May 17, 2007.

The exercise price of the stock options granted to Messrs. Uehlein, Fornella and Senter was the fair market value of our common stock on the date of grant. While these stock options were not granted under any of Provant’s equity incentive plans, they were granted subject to the terms of the 1998 Equity Incentive Plan.

Item 13.     Certain Relationships and Related Transactions

On August 31, 2001, Provant and the stockholder group known as the Provant Committee to Restore Shareholder Value (the “Stockholder Committee”) reached an agreement to end the Stockholder Committee’s efforts to replace all of Provant’s directors at the time with a new slate of directors. The members of the Stockholder Committee were Robert M. and Sheila Baker, Arthur R. Bauer, Michael J. Davies, Philip Gardner, Paul C. Green, Kara Cross Kunitz, Ralf Leszinski, Dominic J. Puopolo, Avram Saunders and Carl von Sternberg. As of September 20, 2001, the date of the Stockholder Committee’s Schedule 13D, as amended, the members of the Stockholder Committee beneficially owned 3,252,680 shares of Provant’s common stock.

Under the terms of the agreement with the Stockholder Committee, Provant added three new directors nominated by the Stockholder Committee, Joseph F. Alibrandi, James A. Perkins and Robert T. Puopolo. Each of these directors subsequently resigned as directors of Provant. Until December 31, 2002, the Stockholder Committee agreed generally not to participate in the solicitation of proxies or an election contest with respect to Provant, engage in similar activities or form a group similar to the Stockholder Committee. Provant reimbursed the Stockholder Committee $350,000 for its documented out-of-pocket expenses incurred in connection with the Stockholder Committee’s proxy contest. Provant estimates that approximately $200,000 of the expenses reimbursed by Provant were paid to Epic Partners, a merchant banking firm that acted as financial advisor to the Stockholder Committee. Robert T. Puopolo is a co-founder and Partner of Epic Partners.

On September 29, 2001, we paid $3.3 million to Executive Education Institute, Inc. (“EEI”), which is owned by Flory Netsch Hiatrides, under the terms of a promissory note issued by us in connection with our September 2000 acquisition of the assets of EEI (which are now a part of our Vertical Markets group). We owe EEI an additional $3.3 million under the terms of a second promissory note issued by us in connection with the EEI acquisition. We are currently in discussions with EEI to extend the payment due date for the second note until the earlier to occur of July 1, 2003 or our receipt of net proceeds from certain sales of our assets should any such sales occur.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  The following financial statements are included in Item 8.

(a)(2)  The following consolidated financial statement schedule of Provant, Inc. and subsidiaries for the years ended June 30, 2002, 2001, and 2000 is filed as part of this Form 10-K and should be read in conjunction with the Provant’s Consolidated Financial Statements included in Item 8 of this Form 10-K.

Schedule	Sequential Page No.
II Valuation and Qualifying Accounts	77

Schedules not listed above have been omitted because they are not applicable or are not required or the information to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(a)(3)  Exhibits

Exhibit	Description	Sequential Page No.

3.1	Certification of Incorporation of Provant (incorporated by reference to Exhibit 3.1 to Provant’s Registration Statement on Form S-1 (File No. 333-46157))

3.2	Form of Certificate of Designation (incorporated by reference to Exhibit 4.3 to Provant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 21, 2000)

3.3
Rights Agreement between Provant, Inc. and Fleet National Bank, as Rights Agent (incorporated by reference to Exhibit 4.1 to Provant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 21, 2000)

3.4	By-laws of Provant (incorporated by reference to Exhibit 3.1 to Provant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 1, 2001)

4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to Provant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 21, 2000)

10.1	1998 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to Provant’s Registration Statement on Form S-8 (File No. 333-37472))

10.2	Form of 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to Provant’s Registration Statement on Form S-8 (File No. 333-58952))

10.3	Form of Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to Provant’s Registration Statement on Form S-1 (File No. 333-46157))

Exhibit	Description	Sequential Page No.

10.4	1998 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Provant’s Registration Statement on Form S-8 (File No. 333-83020))

10.5	1998 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 4.1 to Provant’s Registration Statement on Form S-8 (File No. 333-72857))

10.6	Form of Warrants to Messrs. Verrochi and Puopolo(incorporated by reference to Exhibit 10.4 to Provant’s Registration Statement on Form S-1 (File No. 333-46157))

10.7	Form of Contingent Warrants to Messrs. Verrochi and Puopolo(incorporated by reference to Exhibit 10.5 to Provant’s Registration Statement on Form S-1 (File No. 333-46157))

10.8	Stock Option Agreement between Provant, Inc. and Curtis M. Uehlein (incorporated by reference to Exhibit 4.1 to Provant’s Registration Statement on Form S-8 (File No. 333-37146))

10.9	Form of Senn-Delaney Leadership Consulting Group, Inc. Stock Option Agreement (incorporated by reference to Exhibit 4.2 to Provant’s Registration Statement on Form S-8 (File No. 333-37146))

10.10	Form of Senn-Delaney Leadership Consulting UK, Ltd. Stock Option Agreement (incorporated by reference to Exhibit 4.3 to Provant’s Registration Statement on Form S-8 (File No. 333-37146))

10.11	Form of Roll-Over Stock Option Agreement (incorporated by reference to Exhibit 4.4 to Provant’s Registration Statement on Form S-8 (File No. 333-37146))

10.12	Stock Option Agreement between Provant, Inc. and Norman G. Fornella (incorporated by reference to Exhibit 4.1 to Provant’s Registration Statement on Form S-8 (File No. 333-83018))

10.13	Stock Option Agreement between Provant, Inc. and Adam Senter (incorporated by reference to Exhibit 4.1 to Provant’s Registration Statement on Form S-8 (File No. 333-58950))

10.14	Form of Consulting Agreement between Donald W. Glazer and Provant, Inc. (incorporated by reference to Exhibit 10.21 to Provant’s Registration Statement on Form S-1 (File No. 333-46157))

10.15	Amendments to Consulting Agreement between Provant, Inc. and Donald W. Glazer

10.16	Employment Agreement between Provant, Inc. and Curtis M. Uehlein (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended December 31, 1999)

10.17
Amendment to Employment Agreement between Provant, Inc. and Curtis M. Uehlein (incorporated by reference to Exhibit 10.16 to Provant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001)

10.18	Severance Agreement between Provant, Inc. and Curtis M. Uehlein

10.19	Employment Agreement between Provant, Inc. and Norman G. Fornella (incorporated by reference to Exhibit 10.17 to Provant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001)

10.20	Severance Agreement between Provant, Inc. and John H. Zenger (incorporated by reference to Exhibit 10.18 to Provant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001)

10.21	Severance Agreement between Provant, Inc. and Marc S. Wallace

10.22	Severance Agreement between Provant, Inc. and Thomas Carter, as amended

Exhibit	Description	Sequential Page No.

10.23
Revolving Credit Agreement dated April 8, 1998 between Provant, Inc. and Fleet National Bank (incorporated by reference to Exhibit 10 to Provant’s Quarterly Report on Form 10-Q for the three months ended March 31, 1998)

10.24	Amendment No. 1 to Revolving Credit Agreement (incorporated by reference to Exhibit 10.30 to Provant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998)

10.25	Amendment No. 2 to Revolving Credit Agreement (incorporated by reference to Exhibit 10.32 to Provant’s Registration Statement on Form S-4 (File No. 333-57733))

10.26	Amendment No. 3 to Revolving Credit Agreement (incorporated by reference to Exhibit 10.32 to Provant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999)

10.27	Amendment No. 4 to Revolving Credit Agreement (incorporated by reference to Exhibit 10.33 to Provant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999)

10.28	Amendment No. 5 to Revolving Credit Agreement (incorporated by reference to Exhibit 10.34 to Provant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999)

10.29	Amendment No. 6 to Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to Provant’s Quarterly Report on Form 10-Q for the three months ended December 31, 1999)

10.30	Amendment No. 7 to Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 to Provant’s Quarterly Report on Form 10-Q for the three months ended December 31, 1999)

10.31	Amendment No. 8 to Revolving Credit Agreement (incorporated by reference to Exhibit 10.41 to Provant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000)

10.32	Amendment No. 9 to Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to Provant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2001)

10.33	Agreement with Stockholder Group (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001)

10.34	Severance Agreement between Provant, Inc. and Janet Hoey

10.35	Amendment to Severance Agreement between Provant, Inc. and John H. Zenger

10.36	Employee Agreement dated June 12, 1995 between Senn-Delaney Leadership Consulting Group and James Hart

10.37	Statement Under Section 906 of the Sarbanes-Oxley Act of 2002

21	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVANT, INC.

By:	/s/ JOHN H. ZENGER
John H. Zenger President and Chief Executive Officer

Date: October 14, 2002

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JOHN H. ZENGER John H. Zenger	President and Chief Executive Officer and Director	October 14, 2002

/S/ JOHN E. TYSON John E. Tyson	Chairman of the Board	October 14, 2002

/S/ DONALD W. GLAZER Donald W. Glazer	Vice Chairman and Director	October 14, 2002

/S/ WAYNE F. HALL Wayne F. Hall	Director	October 14, 2002

/S/ JANET HOEY Janet Hoey	Vice President and Chief Financial Officer and Chief Accounting Officer	October 14, 2002

CERTIFICATIONS

I, John H. Zenger, certify that:

1.  I have reviewed this Annual Report on Form 10-K of Provant, Inc;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 15, 2002

/s/ JOHN H. ZENGER
John H. Zenger President and Chief Executive Officer

I, Janet Hoey, certify that:

1.  I have reviewed this Annual Report on Form 10-K of Provant, Inc;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 15, 2002

/s/ JANET M. HOEY
Janet M. Hoey Vice President, Chief Financial Officer and Chief Accounting Officer

PROVANT, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year ended June 30, 2002:
Allowance for doubtful accounts	$2,248	$521	—	$1,837	$932
Year ended June 30, 2001:
Allowance for doubtful accounts	$1,158	$3,821	—	$2,731	$2,248
Year ended June 30, 2000:
Allowance for doubtful accounts	$742	$899	—	$483	$1,158