Form 10-Q
period 2002-09-30
PROVANT INC
filed 2002-11-15
CIK 1054853

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File Number: 000-23989

PROVANT, Inc.
(Exact name of Registrant as Specified in its Charter)

DELAWARE	04-3395167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

67 BATTERYMARCH STREET, SUITE 600
BOSTON, MA	02110
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:
(617) 261-1600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Number of shares of common stock outstanding at November 13, 2002: 27,251,595

PROVANT, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PROVANT, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA

	September 30, 2002 (unaudited)	June 30, 2002 (audited)
Assets
Current Assets:
Cash and cash equivalents	$192	$3,558
Accounts receivable, net of allowance for doubtful accounts of $831 and $932, respectively	32,120	34,307
Inventory	3,498	3,897
Costs in excess of billings	3,637	4,165
Prepaid expenses and other current assets	3,037	3,022

Total current assets	42,484	48,949
Property and equipment, net	5,577	6,108
Other assets	640	350
Capitalized computer and educational software development costs, net	7,004	7,315
Goodwill	36,075	36,075

Total assets	$91,780	$98,797

Liabilities and Stockholders’ Equity
Current Liabilities:
Line of credit	$45,484	$45,484
Current portion of long-term debt	3,846	3,946
Accounts payable	4,842	5,107
Accrued expenses	6,241	8,195
Accrued compensation	5,676	5,638
Billings in excess of costs	3,366	4,207
Deferred revenue	1,145	1,370
Income taxes payable	266	—
Accrued contingent consideration	2,400	2,400

Total current liabilities	73,266	76,347
Other long-term liabilities	675	700
Long-term debt, net of current portion	800	800

Total liabilities	74,741	77,847

Stockholders’ Equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; 21,500,796 and 21,500,796 shares issued and outstanding, respectively	215	215
Additional paid-in capital	201,736	201,736
Common stock issuable as contingent consideration	3,600	3,600
Retained deficit	(188,512)	(184,601)

Total stockholders’ equity	17,039	20,950

Total liabilities and stockholders’ equity	$91,780	$98,797

See accompanying notes to consolidated financial statements.

PROVANT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

	Three months ended September 30,
	2002	2001
Total revenue	$38,448	$46,075
Cost of revenue	21,415	22,018

Gross profit	17,033	24,057
Selling, general and administrative expenses	19,034	22,255

Income (loss) from operations	(2,001)	1,802
Other income (expense), net	(15)	5
Interest expense	(1,594)	(1,214)

Income (loss) before income taxes and cumulative effect of a change in accounting principle	(3,610)	593
Provision (benefit) for income taxes	300	(22)

Income (loss) before cumulative effect of a change in accounting principle	(3,910)	615
Cumulative effect of a change in accounting principle (net of tax benefit of $778)	—	(165,447)

Net loss	$(3,910)	$(164,832)

Earnings (loss) per common share:
Earnings (loss) before cumulative effect of a change in accounting principle
Basic	$(0.18)	$0.03

Diluted	$(0.18)	$0.02

Cumulative effect of a change in accounting principle, net
Basic and diluted	$—	$(7.59)

Net loss
Basic and diluted	$(0.18)	$(7.56)

Weighted average common shares outstanding:
Basic	21,500,796	21,803,542
Diluted	21,500,796	39,201,663

See accompanying notes to consolidated financial statements.

PROVANT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Three Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(3,910)	$(164,832)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,993	1,439
Write-off of accounts receivable	(101)	(770)
Impairment of goodwill		165,447
Changes in operating assets and liabilities:
Accounts receivable	2,288	3,286
Inventory	150	(178)
Costs in excess of billings	528	877
Prepaid expenses and other current assets	(478)	3,646
Other assets	(290)	529
Accounts payable and accrued expenses	(2,219)	(4,039)
Accrued compensation	38	(2,254)
Billings in excess of costs	(841)	1,611
Deferred revenue	(225)	(2,076)
Income taxes payable	266	(1,104)

Total adjustments	1,109	166,414

Net cash provided by (used in) operating activities	(2,801)	1,582

Cash flows from investing activities:
Payment of acquisition related costs	—	(141)
Additions to property and equipment	(140)	(524)
Additions to capitalized product development costs	(300)	(1,338)

Net cash used in investing activities	(440)	(2,003)

Cash flows from financing activities:
Issuance of common stock, net of offering costs	—	(7)
Net repayments on line of credit	—	(500)
Cash overdraft	—	3,228
Net repayments of notes payable	(125)	(3,067)

Net cash used in financing activities	(125)	(346)

Net decrease in cash and cash equivalents	(3,366)	(767)
Cash and cash equivalents, beginning of period	3,558	767

Cash and cash equivalents, end of period	$192	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,676	$1,042

Cash paid for income taxes	$5	$558

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

On May 4, 1998, Provant completed the initial public offering (the “IPO”) of its common stock (the “Common Stock”) and simultaneously acquired in separate merger transactions seven companies engaged in providing performance improvement training services and products (collectively, referred to as the “Founding Companies”). Since the completion of the IPO, the Company acquired in separate transactions 16 additional businesses (the “Subsequent Acquisitions”) engaged in providing performance improvement training services and products (collectively, such companies are referred to with the Founding Companies as the “Operating Companies”). In November 2001, the Company sold three businesses included above under Subsequent Acquisitions (see Note 7).

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

BASIS OF PRESENTATION

The information contained in the following notes to the accompanying consolidated financial statements is condensed from that which would appear in the annual consolidated audited financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K for the year ended June 30, 2002 filed by Provant with the Securities and Exchange Commission. All intercompany balances have been eliminated in consolidation.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of operations and cash flows for the periods presented. The Company prepares its interim financial information in accordance with accounting principles generally accepted in the United States of America. Interim results are not necessarily indicative of results to be expected for the entire year.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGEMENTS AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances. Material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the applicable circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, impairment of intangible assets, and accounting for income taxes. A summary of those accounting policies that we believe are most critical to fully understanding and evaluating our financial results is outlined below. This summary should be read in conjunction with our 2002 Annual Report on Form 10-K.

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

The Company generally recognizes revenue from sales of its custom services and products under long-term contracts in one of three ways. Revenue on fixed price contracts is recognized using the percentage of completion method based on costs incurred in relation to total estimated costs. The Company’s failure to estimate accurately the resources required for a project, or the Company’s failure to complete its contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. The Company’s business unit finance personnel continually review costs incurred and total estimated costs for fixed price contracts, resulting in revisions to the amount of recognized revenue for a contract. If the Company does not accurately estimate the resources required or the scope of work to be performed for a contract or the Company does not manage the project properly within the planned time period, then the Company may recognize a loss on the contract. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Revenue on time-and-materials contracts is recognized to the extent of fixed billable rates for hours delivered. Revenue on cost-plus-fee contracts is recognized based on reimbursable costs incurred plus estimated fees earned thereon. Deferred revenue is recognized for payments received prior to services being performed. The Company recognizes revenue from fees for its consulting services on a time and materials basis, and monies received in excess of time and materials earned is recorded as billings in excess of costs. The Company recognizes maintenance fees on training management services ratably over the life of the contract. The Company recognizes revenue for standardized products, such as books or videotapes, when the products are delivered. We also incur “out-of-pocket” expenses which are reimbursable by the client. Through June 30, 2002 these expenses were accounted for as a reduction of the related costs. Effective July 1, 2002, reimbursements received for out-of-pocket expenses incurred have been characterized as revenue in our statement of operations, and all prior periods presented have been reclassified to conform to the current presentation.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of our accounts receivable balances. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due to us and our anticipated cash collections could be adversely affected. Measurement of such losses requires consideration of historical loss experience by entity, including the need to adjust for current conditions, including present economic conditions such as delinquency rates, and the financial health of specific customers and market sectors in which the Company and its subsidiaries operate.

Impairment of Intangible Assets

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS 141 immediately and SFAS 142 as of July 1, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 141 required, upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company was required to reassess the useful lives of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Impairment loss was measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period of fiscal 2002.

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

The Company completed the transitional analysis in fiscal 2002 and determined that due to the continued weakness in the economy, operating results and cash flows were lower than expected in fiscal 2001 which resulted in an impairment in the carrying amount of its goodwill in the amount of $165.4 million, net of $0.8 million of taxes, which spread across all operating segments. The transitional impairment loss was recognized as the cumulative effect of a change in accounting principle in the fiscal 2002 statement of operations. The Company’s prior year annual impairment analysis, performed on April 30, 2002, resulted in an additional reduction in goodwill of $5.6 million. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile business environment. This could result in material impairment charges in future periods.

As of the date of adoption (July 1, 2001) and June 30, 2002, the Company had unamortized goodwill in the amount of $242.8 million and $36.1 million, respectively, and at each date had no unamortized identifiable intangible assets which were subject to the transition provisions of SFAS 141 and SFAS 142.

Accounting for Income Taxes

We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets which have arisen as a result of temporary differences between book and tax accounting. SFAS 109, Accounting for Income Taxes, requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In establishing the valuation allowance at the end of each reporting period, we evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The amount of the deferred tax asset considered realizable is based on significant estimates of future operating performance and results, and it is reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal or state tax laws, or as a result of future acquisitions or dispositions.

2.    LIQUIDITY AND PLAN OF OPERATION

As of September 30, 2002, the Company had approximately $0.2 million of cash and cash equivalents, $45.5 million outstanding under a credit facility agreement with a group of banks, $2.4 million outstanding under a contingent consideration arrangement related to a Subsequent Acquisition, and $3.6 million outstanding under promissory notes issued in connection with certain other Subsequent Acquisitions. The Company reported a working capital deficit of $30.8 million and $27.4 million at September 30, 2002 and June 30, 2002, respectively. The Company is currently in default on amounts outstanding under the credit facility but is in continuing discussions with the group of banks to extend the payment due date of the credit facility to April 15, 2003 based upon a term sheet from the banks. Under the terms of the extension, the Company would be required to take certain actions to facilitate repayment of the credit facility by that date, including the sale of certain of the Company’s assets. Additionally, the Company is in discussions with certain Subsequent Acquisition junior debt holders to extend their payment due dates.

During fiscal 2002, the Company had difficulty maintaining compliance with several financial covenants under the credit facility agreement. As a result, the Company executed a series of amendments to the credit facility agreement that, among other things, reduced the availability under the agreement from $65 million to $48 million, increased the interest rate from prime plus .5% to prime plus 8.5% and required the Company to pay more than $1 million in waiver and amendment fees. In addition, the banks required the Company to take certain actions that would result in the repayment of the credit facility in advance of the July 31, 2002 expiration date. The Company’s efforts to do so proved unsuccessful.

Since July 1, 2002, the Company has executed amendments to the credit facility agreement that, among other things, extended the facility expiration date to November 8, 2002, reduced availability under the facility from $48 million to $45.5 million, and required the Company to pay $50,000 in waiver and amendment fees. The Company is currently in default on its obligation to pay amounts outstanding under the credit facility. The Company has received a term sheet from, and is currently negotiating with, the banks to amend the credit facility agreement to, among other things, extend the expiration date to April 15, 2003 and reduce the interest rate, subject to the Company’s continued obligation to take actions, including the sale of certain assets that would result in the repayment of the indebtedness to the banks.

As of September 30, 2002, the Company was obligated to pay $6.0 million as contingent consideration pursuant to the October 1998 acquisition agreement relating to the acquisition of SI. Under the October 1998 acquisition agreement, as amended, the Company was required to pay to the former SI stockholders contingent consideration of $2.4 million in cash and $3.6 million in cash or 5.8 million shares of common stock on or before September 16, 2002. The Company is currently in discussions with the former SI stockholders to extend the payment due date for the $2.4 million in cash owed to them until the earlier to occur of April 15, 2003 or the Company’s receipt of net proceeds from certain sales of assets should any such sales occur. In November 2002, the Company issued 5.8 million shares of common stock to the former SI stockholders in satisfaction of the obligation to pay the $3.6 million of contingent consideration.

On September 29, 2001, the Company paid $3.3 million to Executive Education Institute, Inc. (“EEI”), which is owned by Flory Netsch Hiatrides, a Vice President of Provant, under the terms of a promissory note issued in connection with the Company’s September 2000 acquisition of the EEI business (which is a part of the Vertical Markets group). As of September 30, 2002, the Company owed EEI an additional $3.3 million under the terms of a second promissory note payable on September 29, 2002 that was issued by the Company in connection with the EEI acquisition. The Company is currently in discussions with EEI to extend the payment due date for the second note until the earlier to occur of April 15, 2003 or the Company’s receipt of net proceeds from certain sales of assets should any such sales occur.

As of September 30, 2002, the Company owed the former stockholders of Hughes Research Corporation an aggregate of $0.3 million under promissory notes due on September 28, 2002 that were issued two years earlier in connection with the Company’s acquisition of that company. The Company is currently in discussions with these stockholders to extend the payment due date for the notes until the earlier to occur of April 15, 2003 or the Company’s receipt of net proceeds from certain sales of assets should any such sales occur.

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

3.    CONTINGENT CONSIDERATION

As of September 30, 2002, the Company had accrued $6.0 million of contingent consideration of which $2.4 million was be paid in cash and $3.6 million was paid by the issuance of 5.8 million shares of common stock.

4.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share (dollars in thousands, except per share data):

	Three months ended September 30,
	2002	2001
Numerator:
Net income (loss) before cumulative effect of a change in accounting principle	$(3,910)	$615

Cumulative effect of a change in accounting principle, net	—	(165,447)

Net loss	$(3,910)	$(164,832)

Denominator:
Basic weighted average common shares outstanding	21,500,796	21,803,542
Shares that may be issued as contingent consideration	—	17,012,000
Effect of dilutive securities: stock options, warrants and convertible notes payable	—	386,121

Diluted weighted average common shares outstanding	21,500,796	39,201,663

Basic earnings (loss) per common share before cumulative effect of a change in accounting principle	$(0.18)	$0.03

Diluted earnings (loss) per common share before cumulative effect of a change in accounting principle	$(0.18)	$0.02

Cumulative effect of a change in accounting principle, net	—	$(7.59)

Basic and diluted (loss) per share	$(0.18)	$(7.56)

The following securities that could potentially dilute future basic earnings per common share were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive:

	Three months ended September 30,
	2002	2001
Stock options	3,392,056	4,102,930
Warrants	569,686	877,262
Estimated contingent shares to be issued	5,750,799	—

Total	9,712,541	4,980,192

5.    LINE OF CREDIT FACILITY

As of September 30, 2002, the Company had outstanding indebtedness of $45.5 million under the credit facility that expired on July 31, 2002. The credit facility provided a revolving line of credit for working capital and general corporate purposes, with certain limitations. The credit facility (i) generally prohibits us from paying dividends and other distributions, (ii) generally does not permit us to incur or assume other indebtedness, (iii) requires us to comply with certain financial covenants and (iv) requires us to obtain approval to draw on the facility to pay contingent consideration. The credit facility is guaranteed by all of the Company’s subsidiaries and secured by a pledge of all of the assets of the Company and the assets of each of its subsidiaries. As of September 30, 2002, the Company was in default under the credit facility and was paying a default rate of interest of prime plus 6.5% per annum.

6.    SEGMENT REPORTING

During fiscal 2001, the Company organized its operating entities into six operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance.

The Company’s six reportable segments are: Performance Solutions group, Government group, Leadership group, Project Management group (which is managed under our Government group), Technology & Development group, and Vertical Markets group. The “Other”

column includes the Company’s corporate expenses which are not allocated to the operating segments as they are not utilized by the chief operating decision maker as a measure of performance.

The Company’s reportable segments are organized in separate business units with different management, customers, and services. The respective segments account for their respective businesses using the same accounting policies as described in Note 2 to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended June 30, 2002. Summarized financial information concerning the Company’s reportable segments, net of inter-company transactions, is shown in the following tables (in thousands):

	For the quarter ended September 30, 2002
	Performance Solutions	Government	Leadership	Project Management	Technology & Development	Vertical Markets	Other	Total
External revenue	$6,814	$15,933	$5,202	$2,217	$4,077	$4,205	$-	$38,448
Cost of revenue	2,053	11,078	2,645	1,079	2,366	2,194	—	21,415

Gross profit	4,761	4,855	2,557	1,138	1,711	2,011	—	17,033
SG&A expenses	4,080	3,722	2,920	1,605	1,980	1,451	3,276	19,034

Income (loss) from operations	$681	$1,133	$(363)	$(467)	$(269)	$560	$(3,276)	$(2,001)

Total assets at 9/30/02	$19,489	$18,000	$9,686	$6,752	$15,704	$14,032	$8,117	$91,780

	For the quarter ended September 30, 2001
	Performance Solutions	Government	Leadership	Project Management	Technology & Development	Vertical Markets	Other	Total
External revenue	$11,688	$11,625	$7,222	$4,741	$5,015	$5,784	$-	$46,075
Cost of revenue	3,736	7,512	3,064	2,963	1,401	3,342	—	22,018

Gross profit	7,952	4,113	4,158	1,778	3,614	2,442	—	24,057
SG&A expenses	6,297	3,303	2,936	2,540	2,676	2,892	1,611	22,255

Income (loss) from operations	$1,655	$810	$1,222	$(762)	$938	$(450)	$(1,611)	$1,802

Total assets at 9/30/01	$87,224	$63,406	$14,432	$54,605	$42,865	$47,862	$11,210	$321,604

7.    DISPOSITIONS

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

8.    RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the criteria required for classifying an asset as held-for-sale have been changed. Assets held-for-sale are stated at the lower of their fair values less estimated selling costs or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the income statement under the new rules. The adoption of SFAS 144 did not have a material effect on the Company’s financial position or results of operations.

In November 2001, the FASB issued Topic Number D-103 regarding Income Statement Characterization of Reimbursements Received for “Out-Of-Pocket” Expenses Incurred. This announcement requires that reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the statement of operations. We incur expenses in the delivery of services to our clients that are commonly referred to as “out-of-pocket” expenses. These expenses include, but are not limited to, travel and related charges. Comparative financial statements for prior periods should be reclassified to comply with the guidance of this staff announcement. The provisions of this announcement are effective for fiscal years beginning after December 15, 2001, and were therefore adopted by us, as required, on July 1, 2002 and all prior periods presented have been reclassified to conform to the current presentation.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The standard rescinds Statement 4 which required all gains and loses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item net of related income tax effect. The Company adopted the provisions of the standard related to the rescission of Statement 4 on July 1, 2002. The adoption of this Statement did not have a material effect on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The provisions of this Statement are required to be applied to exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact this Statement may have on its financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of any number of factors, many of which are beyond the control of management. These factors include risks related to our ability to generate sufficient cash flow from operations, our ability to satisfy the requirements of our lenders and junior creditors, our ability to conclude meaningful strategic alternatives, government contracting risks, our dependence on key personnel, our ability to implement appropriate cost-cutting efforts without materially and adversely affecting our operations and prospects, general economic conditions and fluctuations in quarterly results, to name a few, and are discussed under “Factors That May Affect Future Results” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 as filed with the Securities and Exchange Commission.

All references to years, unless otherwise noted, refer to our fiscal year, which ends on June 30. For example, a reference to 2003 means the 12-month period that ends on June 30, 2003. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances. Material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the applicable circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, impairment of intangible assets, and accounting for income taxes. A summary of those accounting policies that we believe are most critical to fully understanding and evaluating our financial results is outlined below. This summary should be read in conjunction with our 2002 Annual Report on Form 10-K.

Summary of Critical Accounting Policies

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

Effective July 1, 2002, reimbursements received for out-of-pocket expenses incurred have been characterized as revenue in our statement of operations, and all prior periods presented have been reclassified to conform to the current presentation.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of our accounts receivable balances. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due to us and our anticipated cash collections could be adversely affected. Measurement of such losses requires consideration of historical loss experience by entity, including the need to adjust for current conditions, including present economic conditions such as delinquency rates, and the financial health of specific customers and market sectors in which the Company and its subsidiaries operate.

Impairment of Intangible Assets

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS 141 immediately and SFAS 142 as of July 1, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. SFAS 141 required, upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company was required to reassess the useful lives of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Impairment loss was measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period of fiscal 2002.

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

The Company completed the transitional analysis in fiscal 2002 and determined that due to the continued weakness in the economy, operating results and cash flows were lower than expected in fiscal 2001 which resulted in an impairment in the carrying amount of its goodwill in the amount of $165.4 million, net of $0.8 million of taxes, which spread across all operating segments. The transitional impairment loss is recognized as the cumulative effect of a change in accounting principle in the fiscal 2002 statement of operations. The Company’s annual impairment analysis, performed on April 30, 2002, resulted in an additional reduction in goodwill of $5.6 million. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile business environment. This could result in material impairment charges in future periods.

As of the date of adoption (July 1, 2001) and June 30, 2002, the Company had unamortized goodwill in the amount of $242.8 million and $36.1 million, respectively, and at each date had no unamortized identifiable intangible assets which were subject to the transition provisions of SFAS 141 and SFAS 142. The Company’s policy is to test impairment annually in the fourth quarter of each fiscal year.

Accounting for Income Taxes

We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets which have arisen as a result of temporary differences between book and tax accounting. SFAS 109, Accounting for Income Taxes, requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In establishing the valuation allowance at the end of each reporting period, we evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The amount of the deferred tax asset considered realizable is based on significant estimates of future operating performance and results, and it is reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal or state tax laws, or as a result of future acquisitions or dispositions

Results of Operations

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

Results of Operations for the Three Months Ended September 30, 2002 and 2001

This consolidated information has been derived from our financial statements included elsewhere herein.

	Three months ended September 30,
	2002	Percentage Of revenue	2001	Percentage Of revenue
	(dollars in thousands)
Total revenue	$38,448	100.0%	$46,075	100.0%
Cost of revenue	21,415	55.7	22,018	47.8

Gross profit	17,033	44.3	24,057	52.2
Selling, general and administrative expenses	19,034	49.5	22,255	48.3

Income (loss) from operations	(2,001)	(5.2)	1,802	3.9
Other income (expense), net	(15)	—	5	—
Interest expense, net	1,594	4.1	1,214	2.6

Income (loss) before income taxes and cumulative effect of a change in accounting principle	(3,610)	(9.4)	593	1.3
Provision (benefit) for income taxes	300	(0.8)	(22)	—

Income (loss) before cumulative effect of a change in accounting principle	(3,910)	(10.2)	615	1.3
Cumulative effect of a change in accounting principle (net of tax benefit of $778)	—	—	(165,447)	(359.1)

Net loss	$(3,910)	(10.2)%	$(164,832)	(357.7)%

Revenue by Operating Segment

	Three Months Ended September 30,
	2002	2001	Percent Change
	(dollars in thousands)
Performance Solutions	$6,814	$11,688	(41.7)%
Government	15,933	11,625	37.1
Leadership Consulting	5,202	7,222	(28.0)
Project Management	2,217	4,741	(53.2)
Technology and Development	4,077	5,015	(18.7)
Vertical Markets	4,205	5,784	(27.3)

Total Revenue	$38,448	$46,075	(16.6)%

Revenues for the first quarter of 2003 were $38.4 million, a decrease of $7.6 million, or 16.6%, from the first quarter of 2002. A significant portion of the decrease was due to the loss of revenue from SPI (part of the Performance Solutions group), which was sold in November 2001 and previously included in the segment. Revenues from this unit were $5.2 million for the first quarter of 2002. The remaining revenue decrease, which is spread across all of our operating groups except the Performance Solution and Government groups, resulted primarily from the difficult economic conditions that many of our clients’ industries are experiencing, which led many of our clients to decrease spending on workplace improvement solutions.

The Performance Solution group’s revenues decreased by $4.9 million, or 41.7%, for the first quarter of 2003 primarily due to the sale in the second quarter of 2002 of SPI, which accounted for approximately $5.2 million of the first quarter of 2001 revenues, offset by an increase within the Diversity and Inclusion business unit’s training classes.

The Government group’s revenues increased by $4.3 million, or 37.1%, for the first quarter of 2003 primarily from the addition of a few significant contracts, which were obtained, in part, as a result of the increased training efforts mandated by government entities, specifically in airport security.

The Leadership Consulting group’s revenues decreased by $2.0 million, or 28.0%, for the first quarter of 2003 primarily due to client delays in commencing new projects.

The Project Management group’s revenues decreased by $2.5 million, or 53.2%, for the first quarter of 2003 primarily due to continued weakness in the airline, telecommunication and technology segments of the national economy, which segments have been the principal users of our project management services.

The Technology and Development group’s revenues decreased by $0.9 million, or 18.7%, for the first quarter of 2003, primarily as a result of the current economic conditions and decreased demand for our products.

The Vertical Market group’s revenues decreased by $1.6 million, or 27.3%, for the first quarter of 2003 primarily due to contracts being cancelled or deferred in the telecommunication and retail segments of our customer base.

Gross Profit by Operating Segment

	Three Months Ended September 30,
	2002	Gross Margin	2001	Gross Margin	Percent change
	(dollars in thousands)
Performance Solutions	$4,761	69.9%	$7,952	68.0%	(40.1)%
Government	4,855	30.5	4,113	35.4	18.0
Leadership Consulting	2,557	49.2	4,158	57.6	(38.5)
Project Management	1,138	51.3	1,778	37.5	(36.0)
Technology and Development	1,711	42.0	3,614	72.1	(52.7)
Vertical Markets	2,011	47.8	2,442	42.2	(17.6)

Total Gross Profit	$17,033	44.3%	$24,057	52.2%	(29.2)%

Overall, our gross profit in the first quarter of 2003 was $17.0 million, a decrease of $7.0 million, or 29.2%, from the $24.1 million reported in the first quarter of 2002. A significant portion of the decrease was due to the loss of revenue from SPI, which was sold in November 2001. Gross profit from this unit was $3.9 million for the first quarter of 2002. The remaining reduction in gross profit resulted from the revenue reduction associated with the difficult economic conditions that many of our clients’ industries are experiencing, coupled with our delay in reducing certain fixed costs. Gross margin decreased to 44.3% in the first quarter of 2003 compared to 52.2% in the first quarter of 2002 primarily due to the combination of lower revenues and largely fixed costs as well as the increase in the Government group’s lower margin revenues as a percentage of our total revenues from 25% of total revenues in the first quarter of 2002 to 41% of total revenues in the first quarter of 2003. Gross margins also decreased due to a $3.4 million reduction in higher margin licensing fees from all operating groups.

The Performance Solutions group’s gross profit decreased by $3.2 million, or 40.1%, and gross margin increased slightly to 69.9% in the first quarter of 2003 from 68.0% in the first quarter of 2002. The reduction in gross profit was due principally to the decrease in revenue and the sale in the second quarter of 2002 of SPI offset by an increase in revenue from the Diversity and Inclusion business unit.

The Government group’s gross profit increased by $0.7 million, or 18.0%, and gross margin decreased to 30.5% in the first quarter of 2003 from 35.4% in the first quarter of 2002. The increase in gross profit in absolute dollars was attributable to the increase in revenues and the decrease in margins was attributable to an increase in the lower margin contracts.

The Leadership Consulting group’s gross profit decreased by $1.6 million, or 38.5%, and gross margin decreased to 49.2% in the first quarter of 2003 from 57.6% in the first quarter of 2002. The reduction in both gross profit and gross margin was due principally to the decrease in revenue and delay in reducing certain fixed costs.

The Project Management group’s gross profit decreased by $0.6 million, or 36.0%, and gross margin increased to 51.3% in the first quarter of 2003 from 37.5% for the first quarter of 2002. The decline in gross profit in absolute dollars was a result of lower revenues due to continued weakness in the airline, telecommunication and technology segments of the national economy, which segments have been the principal users of our project management services. The increase in the profit margin was primarily due to a shift from a relatively fixed cost staffing structure to greater reliance on per-diem staffing during the second half of 2002.

The Technology and Development group’s gross profit decreased by $1.9 million, or 52.7%, and the group’s gross margin decreased to 42.0% in the first quarter of 2003 from 72.1% in the first quarter of 2002, primarily as a result of decreased revenue and a delay in reducing certain fixed costs.

The Vertical Markets group’s gross profit decreased by $0.4 million, or 17.6%, and the group’s gross margin increased to 47.8% in the first quarter of 2003 from 42.2% in the first quarter of 2002. The reduction in gross margin was primarily due to continued weakness in the telecommunication and retail segments of the national economy, which led many of our clients to decrease spending on workplace improvement solutions. The increase in the profit margin is primarily due to a shift from a relatively fixed cost staffing structure to greater reliance on per-diem staffing during the second half of 2002.

Selling, General and Administrative Expenses by Operating Segment

	Three Months Ended September 30,
	2002	Percent of Segment Revenue	2001	Percent of Segment Revenue	Percent change
	(dollars in thousands)
Performance Solutions	$4,080	59.9%	$6,297	57.1%	(35.2)%
Government	3,722	23.4	3,303	28.4	12.7
Leadership Consulting	2,920	56.1	2,936	43.9	(0.5)
Project Management	1,605	72.4	2,540	53.6	(36.8)
Technology and Development	1,980	48.6	2,676	54.1	(26.0)
Vertical Markets	1,451	34.5	2,892	52.1	(49.8)
Corporate Office	3,276	N/A	1,611	N/A	103.4

Total	$19,034	49.5%	$22,255	49.9%	(14.5)%

Total selling, general and administrative (“SG&A”) expenses decreased by $3.2 million, or 14.5% to $19.0 million in the first quarter of 2003, from $22.3 million in the first quarter of 2002. SG&A as a percentage of revenue decreased from 49.9% in the first quarter of 2002 to 49.5% in the first quarter of 2003. The decrease in SG&A expenses was primarily due to reductions in general and administrative (“G&A”) personnel, other cost containment activities and lower selling expenses offset by increases in the Government and Corporate segments.

The Performance Solutions group’s SG&A expenses decreased by $2.2 million, or 35.2%, for the first quarter of 2003, and as a percent of revenue increased to 59.9%, from 57.1% for the first quarter of 2002. The reduction in SG&A expenses was primarily due to reductions in G&A personnel, other cost containment activities and lower selling expenses as well as the sale in the second quarter of 2002 of SPI.

The Government group’s SG&A expenses increased by $0.4 million, or 12.7%, for the first quarter of 2003, and as a percent of revenue decreased to 23.4%, from 28.4% for the first quarter of 2002. Overall expenses increased as a result of the overall increase in revenues. The decrease as a percentage of revenue resulted from various cost containment activities that we have undertaken.

The Leadership Consulting group’s SG&A expenses decreased by $0.02 million, or 0.5%, for the first quarter of 2003, and as a percent of revenue increased to 56.1%, from 43.9% for the first quarter of 2002. The increase as a percentage of revenue resulted principally from the decrease in revenue and delay in reducing certain fixed costs.

The Project Management group’s SG&A expenses decreased by $0.9 million, or 36.8%, for the first quarter of 2003, and as a percent of revenue increased to 72.4% from 53.6% in the first quarter of 2002. The decrease in SG&A expenses is primarily due to reductions in G&A personnel, other cost containment activities and lower selling expenses. As a percentage of revenue, SG&A expenses increased over 2002 due to various fixed costs coupled with the decreased revenue.

The Technology and Development group’s SG&A expenses decreased by $0.7 million, or 26.0%, for the first quarter of 2003, and as a percent of revenue decreased to 48.6% from 54.1% in the first quarter of 2002. The decrease in SG&A expenses and percentage of revenue was due to reductions in G&A personnel, other cost containment activities and lower selling expenses.

The Vertical Markets group’s SG&A expenses decreased by $1.4 million, or 49.8%, for the first quarter of 2003, and as a percent of revenue decreased to 34.5%, from 52.1% for the first quarter of 2002. The decrease in SG&A expenses was primarily due to reductions in G&A personnel, other cost containment activities and lower selling expenses.

The corporate office’s SG&A expenses increased by $1.7 million, or 103.4%, to $3.3 million for the first quarter of 2003, primarily due to severance expense incurred from staffing reductions, the increase in expenses related to the review of our strategic alternatives, our efforts to renegotiate our existing credit facility and the reversal of certain reserves of approximately $0.7 million deemed to be in excess of our requirements during the first quarter of 2002.

Income (loss) from operations

Loss from operations was $2.0 million in the first quarter of 2003, compared to income of $1.8 million in the first quarter of 2002, a decrease of 11.0% as a result of the factors previously discussed.

Interest Expense

Interest expense, net increased $0.4 million to $1.6 million in the first quarter of 2003 from $1.2 million in the first quarter of 2002. The increase in interest expense is primarily due to increased interest rates on our line of credit borrowings due to our current default status.

Income Taxes

Provision for income taxes increased from a benefit of $0.02 million in the first quarter of 2002 to a provision of $0.3 million in the first quarter of 2003. The increase in the income tax provision was primarily due to an accrual for state and foreign taxes in the first quarter of 2003. Historically, the effective tax rate has been higher than the statutory tax rate primarily due to the nondeductibility of our goodwill amortization for tax purposes.

Liquidity and Capital Resources

We used net cash in operating activities of approximately $2.8 million during the first quarter of 2003, while generating approximately $1.6 million in cash in operating activities during the first quarter of 2002. Net cash used in investing activities was $0.4 million in the first quarter of 2003, for product development expenditures and purchases of property and equipment, and $2.0 million in the first quarter of 2002, for product development expenditures, purchases of property and equipment, and the payment of acquisition related costs. Net cash used in financing activities was $0.1 million in the first quarter of 2003, for the repayment of notes payable, and $0.3 million in the first quarter of 2002, primarily from a cash overdraft balance offset by the repayment of our line of credit and notes payable.

As of September 30, 2002, we had cash of approximately $0.2 million and outstanding indebtedness of $45.5 million under our credit facility that was due to expire on September 30, 2002. The credit facility provided a revolving line of credit for working capital and general corporate purposes, with certain limitations. The credit facility (i) generally prohibits us from paying dividends and other distributions, (ii) generally does not permit us to incur or assume other indebtedness, (iii) requires us to comply with certain financial covenants and (iv) requires us to obtain approval to draw on the facility to pay contingent consideration. The credit facility is guaranteed by all of Provant’s subsidiaries and secured by a pledge of all of the assets of Provant and the assets of each of its subsidiaries. As of September 30, 2002, we were in default under the credit facility and were paying a default rate of interest of prime plus 6.5% per annum.

Since July 1, 2002, we have executed amendments to the credit facility agreement that, among other things, extended the facility expiration date to November 8, 2002, reduced availability under the facility from $48 million to $45.5 million, and required us to pay $50,000 in waiver and amendment fees. We are currently in default on amounts outstanding under the credit facility. We have received a term sheet from, and are currently, negotiating with the banks to amend the credit facility agreement to, among other things, extend the expiration date to April 15, 2003 and reduce the interest rate, subject to our continued obligation to take actions, including the sale of certain of our assets that would result in the repayment of our indebtedness to the banks.

As of September 30, 2002, we were obligated to pay $6.0 million as contingent consideration pursuant to the October 1998 acquisition agreement relating to our acquisition of SI. Under the October 1998 acquisition agreement, as amended, we were required to pay to the former SI stockholders contingent consideration of $2.4 million in cash and $3.6 million in cash or 5.8 million shares of common stock on or before September 16, 2002. We are currently in discussions with the former SI stockholders to extend the payment due date for the $2.4 million in cash owed to them until the earlier to occur of April 15, 2003 or our receipt of net proceeds from certain sales of our assets should any such sales occur. In November 2002, we issued 5.8 million shares of common stock to the former SI stockholders in satisfaction of our obligation to pay them $3.6 million of contingent consideration.

On September 29, 2001, we paid $3.3 million to Executive Education Institute, Inc. (“EEI”), which is owned by Flory Netsch Hiatrides, a Vice President of Provant, under the terms of a promissory note issued by us in connection with our September 2000 acquisition of the EEI business (which is a part of our Vertical Markets group). As of September 30, 2002, we owed EEI an additional $3.3 million under the terms of a second promissory note payable on September 29, 2002 that was issued by us in connection with the EEI acquisition. We are currently in discussions with EEI to extend the payment due date for the second note until the earlier to occur of April 15, 2003 or our receipt of net proceeds from certain sales of our assets should any such sales occur.

As of September 30, 2002, we owed the former stockholders of Hughes Research Corporation an aggregate of $0.3 million under promissory notes due on September 28, 2002 that were issued two years earlier in connection with our acquisition of that company. We are currently in discussions with certain of these stockholders to extend the payment due date for the notes until the earlier to occur of April 15, 2003 or our receipt of net proceeds from certain sales of our assets should any such sales occur.

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

We have three effective shelf registration statements on Form S-4. The first two registration statements each relate to the issuance of up to 3,000,000 shares of common stock in connection with acquisitions. On November 1, 2002, we filed a third shelf registration statement relating to an additional 4,350,147 shares that were necessary to fulfill our obligation to issue 5,750,799 shares of common stock to the former stockholders of SI. This registration statement became effective on November 13, 2002. On November 14, 2002, the Company issued 5,750,799 shares of common stock to the former stockholders of SI. As of November 14, 2002, an aggregate of 9,693,229 shares of common stock have been issued under our three shelf registration statements on Form S-4. We do not intend to issue any more shares of common stock under these registration statements.

Recent Accounting Pronouncements

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the criteria required for classifying an asset as held-for-sale have been changed. Assets held-for-sale are stated at the lower of their fair values less estimated selling costs or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the income statement under the new rules. The adoption of SFAS 144 did not have a material effect on the Company’s financial position or results of operations.

In November 2001, the FASB issued Topic Number D-103 regarding Income Statement Characterization of Reimbursements Received for “Out-Of-Pocket” Expenses Incurred. This announcement requires that reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the statement of operations. We incur expenses in the delivery of services to our clients that are commonly referred to as “out-of-pocket” expenses. These expenses include, but are not limited to, travel and related charges. Comparative financial statements for prior periods should be reclassified to comply with the guidance of this staff announcement. The provisions of this announcement are effective for fiscal years beginning after December 15, 2001, and were therefore adopted by us, as required, on July 1, 2002 and all prior periods presented have been reclassified to conform to the current presentation.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The standard rescinds Statement 4 which required all gains and loses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item net of related income tax effect. The Company adopted the provisions of the standard related to the rescission of Statement 4 on July 1, 2002. The adoption of this Statement did not have a material effect on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The provisions of this Statement are required to be applied to exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact this Statement may have on its financial position or results of operations.

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

We are exposed to interest rate risk in the ordinary course of business. For fixed rate debt, interest rate changes affect the fair value but do not affect earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings or cash flow. A one-percentage point increase in interest rates would have a material effect on our future earnings or cash flow. Based on our borrowings of $45.5 million under the credit facility as of September 30, 2002, a one-percent increase in interest rates would decrease cash flow and earnings, net of taxes, by approximately $0.3 million.

Item 4.    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.    Under new Securities and Exchange Commission (SEC) regulations implementing portions of the Sarbanes-Oxley Act of 2002, our chief executive officer and our chief financial officer are required to certify in this quarterly report their responsibility for establishing and maintaining disclosure controls and procedures designed to ensure that that material information in relation to our Company is made known to them. Our CEO and CFO are also required to certify that they have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this report, and that they have presented in this report their conclusions about the effectiveness of the disclosure controls and procedures as a result of the evaluation. Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports we file with the SEC on a timely basis.

(b)
Changes in internal controls.    There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of the CEO and CFO’s evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls.

PART II.     OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities

Provant is currently in default of its obligations to pay its lenders under its senior credit facility and to pay certain acquisition related indebtedness to the former owners of certain businesses acquired by Provant. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 5.    Other Information

Provant received notification from the Nasdaq Stock Market on November 12, 2002 that the Nasdaq Listing Qualifications Panel determined to delist Provant’s common stock from the Nasdaq SmallCap Market effective with the open of business on November 13, 2002. Provant’s common stock is now traded on the OTC Bulletin Board.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits:

99.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

B.	Reports on Form 8-K:

Provant filed a Current Report on Form 8-K, dated August 15, 2002, to announce the transfer of its shares from the Nasdaq National Market to the Nasdaq SmallCap Market.

Provant filed a Current Report on Form 8-K, dated September 6, 2002, to announce the notification from the Nasdaq of Provant’s noncompliance with Nasdaq’s shareholder approval requirements as a result of Provant’s acquisition of Strategic Interactive, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002
PROVANT, INC.

By:	/S/ JANET M. HOEY
Janet M. Hoey Vice President, Chief Financial Officer and Chief Accounting Officer

CERTIFICATIONS

I, John H. Zenger, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Provant, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/    John H. Zenger

John H. Zenger
President and Chief Executive Officer

I, Janet Hoey, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Provant, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/    Janet Hoey

Janet Hoey
Vice President, Chief Financial Officer and Chief Accounting Officer