Form 10-Q
period 2002-12-31
PROVANT INC
filed 2003-03-14
CIK 1054853

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Number of shares of common stock outstanding at March 14, 2003: 27,251,595

PROVANT, INC. AND SUBSIDIARIES

INDEX

PART I. – FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROVANT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2002	June 30, 2002
	(unaudited)	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,080	$2,435
Accounts receivable, net of allowance for doubtful accounts of $0 and $22 respectively	16,048	17,916
Inventory	293	338
Costs in excess of billings	4,384	4,605
Prepaid expenses and other current assets	1,420	1,512
Current assets of discontinued operations	—	22,143

Total current assets	23,225	48,949
Property and equipment, net	1,802	1,924
Other assets	644	207
Capitalized computer and educational software development costs, net	9	9
Goodwill	5,722	6,992
Non-current assets of discontinued operations	—	40,716

Total assets	$31,402	$98,797

Liabilities and Stockholders’ Equity
Current Liabilities:
Line of credit	$20,366	$45,484
Current portion of long-term debt	285	304
Accounts payable	3,827	2,978
Accrued expenses	4,593	4,470
Accrued compensation	3,653	3,703
Billings in excess of costs	2,963	2,992
Income taxes payable	3,491	—
Current liabilities of discontinued operations	—	16,416

Total current liabilities	39,178	76,347
Non-current liabilities of discontinued operations	—	1,500

Total liabilities	39,178	77,847

Stockholders’ Equity (Deficit):
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; 27,251,595 and 21,500,796 shares issued and outstanding, respectively	273	215
Additional paid-in capital	205,276	201,736
Common stock issuable as contingent consideration	—	3,600
Retained deficit	(213,325)	(184,601)

Total stockholders’ equity (deficit)	(7,776)	20,950

Total liabilities and stockholders’ equity (deficit)	$31,402	$98,797

See accompanying notes to consolidated financial statements.

PROVANT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended December 31,		Six months ended December 31,
	2002	2001	2002	2001
Total revenue	$21,137	$20,986	$42,272	$45,049
Cost of revenue	12,911	11,301	26,634	23,108

Gross profit	8,226	9,685	15,638	21,941
Selling, general and administrative expenses	11,657	9,075	21,746	18,569

Income (loss) from operations	(3,431)	610	(6,108)	3,372
Other income (expense), net	(3)	3	(18)	5
Interest expense	(1,342)	(1,125)	(2,912)	(2,308)

Income (loss) from continuing operations before income taxes, extraordinary item and cumulative effect of a change in accounting principle	(4,776)	(512)	(9,038)	1,069
Provision for income taxes	300	324	600	302

Income (loss) from continuing operations before extraordinary item and cumulative effect of a change in accounting principle	(5,076)	(836)	(9,638)	767
Discontinued operations (net of taxes of $0):
Income (loss) from discontinued operations	(19,737)	1,017	(19,086)	(117,556)

Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	(24,813)	181	(28,724)	(116,789)
Extraordinary item:
Loss on sale of business (net of taxes of $0)	—	(14,542)	—	(14,542)

Net loss before cumulative effect of a change in accounting principle	(24,813)	(14,361)	(28,724)	(131,331)
Cumulative effect of a change in accounting principle (net of tax benefit of $778)	—	—	—	(47,862)

Net loss	$(24,813)	$(14,361)	$(28,724)	$(179,193)

Earnings (loss) per common share:
Earnings (loss) from continuing operations before extraordinary item and cumulative effect of a change in accounting principle:
Basic	$(0.21)	$(0.04)	$(0.42)	$0.04

Diluted	$(0.21)	$(0.04)	$(0.42)	$0.02

Earnings (loss) from discontinued operations:
Basic	$(0.81)	$0.05	$(0.83)	$(5.43)

Diluted	$(0.81)	$0.05	$(0.83)	$(3.51)

Earnings (loss) before extraordinary item and cumulative effect of a change in accounting principle:
Basic	$(1.02)	$0.01	$(1.25)	$(5.39)

Diluted	$(1.02)	$0.01	$(1.25)	$(3.49)

Extraordinary item—Loss on sale of business, net:
Basic	$—	$(0.68)	$—	$(0.67)

Diluted	$—	$(0.68)	$—	$(0.43)

Cumulative effect of a change in accounting principle
Basic	$—	$—	$—	$(2.21)

Diluted	$—	$—	$—	$(1.43)

Net loss:
Basic	$(1.02)	$(0.67)	$(1.25)	$(8.27)

Diluted	$(1.02)	$(0.67)	$(1.25)	$(5.35)

Weighted average common shares outstanding:
Basic	24,376,196	21,520,636	22,938,496	21,662,089
Diluted	24,376,196	21,520,636	22,938,496	33,500,755

See accompanying notes to consolidated financial statements.

PROVANT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Six Months Ended December 31,
	2002	2001
Cash flows from operating activities of continuing operations:
Net loss	$(28,724)	$(179,193)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,393	3,154
Write-off of accounts receivable	—	(471)
Loss on sale of business	19,976	14,542
Impairment of goodwill	1,270	165,447
Changes in operating assets and liabilities:
Accounts receivable	7,333	5,925
Inventory	45	(94)
Costs in excess of billings	(2,867)	1,297
Prepaid expenses and other current assets	92	2,817
Other assets	(437)	(91)
Accounts payable and accrued expenses	265	(2,646)
Accrued compensation	(50)	(3,054)
Billings in excess of costs	(29)	902
Deferred revenue	—	(1,812)
Accrued reorganization costs	—	(724)
Income taxes payable	1,114	(780)

Total adjustments	31,105	184,412

Net cash provided by operating activities of continuing operations	2,381	5,219

Cash flows from investing activities of continuing operations:
Payment of acquisition related costs	—	(141)
Proceeds from sale of business	29,612	18,350
Additions to property and equipment	(346)	(487)
Additions to capitalized product development costs	(442)	(2,413)
Payment of contingent consideration	—	(2,000)

Net cash provided by investing activities of continuing operations	28,824	13,309

Cash flows from financing activities of continuing operations:
Issuance of common stock, net of offering costs	—	49
Net repayments on line of credit	(25,118)	(4,262)
Net repayments of notes payable	(6,552)	(7,823)

Net cash used in financing activities of continuing operations	(31,670)	(12,036)

Net cash provided used for discontinued operations	(890)	(29)
Net increase (decrease) in cash and cash equivalents	(1,355)	6,463
Cash and cash equivalents, beginning of period	2,435	767

Cash and cash equivalents, end of period	$1,080	$7,230

See accompanying notes to consolidated financial statements.

PROVANT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Six Months Ended December 31,
	2002	2001
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,566	$2,504

Cash paid for income taxes	$201	$561

NON CASH INVESTING ACTIVITIES:
Original value of shares issued as contingent consideration	$3,600	$—

See accompanying notes to consolidated financial statements.

PROVANT, INC. AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Provant, Inc., a Delaware corporation (collectively, with its subsidiaries, “Provant” or the “Company”), provides training and leadership consulting services and other services to government entities, Fortune 1000 companies and other large and medium-sized corporations.

On May 4, 1998, Provant completed the initial public offering (the “IPO”) of its common stock (the “Common Stock”) and simultaneously acquired in separate merger transactions seven companies engaged in providing performance improvement training services and products (collectively, referred to as the “Founding Companies”). Since the completion of the IPO, the Company acquired in separate transactions 16 additional businesses (the “Subsequent Acquisitions”) engaged in providing performance improvement training services and products (collectively, such companies are referred to with the Founding Companies as the “Operating Companies”). In November 2001, the Company sold three businesses included above under Subsequent Acquisitions (see Note 6). In December 2002, the Company sold six of the Founding Companies as well as all but four of its remaining businesses included above under Subsequent Acquisitions (see Note 6).

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

On December 31, 2002, Provant completed the sale to Novations Group Inc. (“Novations”), a subsidiary of Drake Beam Morin-Japan (“DBM-J”), of Provant’s Performance Solutions, Technology and Development, Vertical Markets and Project Management groups and Learning and Strategic Alliances businesses (the “Businesses”). The Businesses were transferred to Novations by the sale of the stock of Provant Performance Solutions, Inc., Provant Media, Inc. and Provant Canada, Inc. and the sale of tangible and intangible assets used in connection with the conduct of the Learning and Strategic Alliances businesses. Provant’s remaining businesses are its Government and Leadership Consulting groups, consisting principally of Star Mountain and Senn-Delaney Leadership.

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of December 31, 2002 and the results of operations and cash flows for the periods presented. The Company prepares its interim financial information in accordance with accounting principles generally accepted in the United States of America. Interim results are not necessarily indicative of results to be expected for the entire year.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGEMENTS AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances. Material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the applicable circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, impairment of goodwill and other intangible assets, and accounting for income taxes. A summary of those accounting policies that we believe are most critical to fully understanding and evaluating our financial results is outlined below. This summary should be read in conjunction with our 2002 Annual Report on Form 10-K.

Revenue Recognition

For the periods presented, the Company recognized revenue from five main sources: (i) instructor-led and train-the-trainer seminars, (ii) licensing its intellectual property, (iii) custom services and products, (iv) consulting and training management services, and (v) standardized products. The Company recognizes revenue from instructor-led training and train-the-trainer seminars, usually on a per-participant basis, when the training is delivered. The Company recognizes revenue from site and user licenses when: (1) there is persuasive evidence that an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, and (4) collectibility is probable. Amounts received in advance of delivery are reported as deferred revenue and recognized as revenue upon meeting the aforementioned criteria.

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

Impairment of Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS 141 immediately and SFAS 142 as of July 1, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 141 required, upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company was required to reassess the useful lives of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Impairment loss was measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period of fiscal 2002.

In connection with the transitional goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired on July 1, 2001. This assessment involved the identification of the Company’s reporting units and the determination of the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. At the date of the transitional impairment, the Company had 14 reporting units. The Company then had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. The calculation of the fair value of each reporting unit involves estimates that are typical of valuation procedures and include the selection of both qualitative and quantitative valuation measures. Management determines fair value based on a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. The market price multiples are selected and applied to the company based on the relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Management predominately utilizes third-party valuation reports in its determination of fair value. The impairment policy will be consistently applied in evaluating impairment for each of the Company’s reporting units in the fourth quarter of each fiscal year, at a minimum.

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

The Company performed an interim impairment analysis as of December 31, 2002. Based on the results for the six months ended December 31, 2002 and the forecast for the remaining six months of the year, the Company recorded an additional goodwill impairment loss of $1.2 million through selling, general and administrative expenses for the quarter ended December 31, 2002.

As of the date of adoption (July 1, 2001) and June 30, 2002, the Company had unamortized goodwill in the amount of $242.8 million and $36.1 million, respectively, (of which $53.9 and $7.0 million relates to continuing operations at each date) and at each date had no unamortized identifiable intangible assets which were subject to the transition provisions of SFAS 141 and SFAS 142.

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

2. LIQUIDITY AND PLAN OF OPERATION

As of December 31, 2002, the Company had approximately $1.1 million of cash and cash equivalents, $20.4 million outstanding under a credit facility agreement with a group of banks, and $0.3 million outstanding under promissory notes issued in connection with a Subsequent Acquisition. The Company reported a working capital deficit of $16.0 million and $27.4 million at December 31, 2002 and June 30, 2002, respectively. Although the Company has not received a notice of default under its credit facility, the Company is not in compliance with several covenants under its credit facility agreement. The Company is in discussions with its banks to waive these defaults and extend the payment due date of the credit facility from April 15, 2003 to June 30, 2003. Under the terms of the extension, the Company would be required to take certain actions to facilitate repayment of amounts outstanding under the credit facility, including the sale of Company assets.

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

After July 1, 2002, the Company executed amendments to the credit facility agreement that, among other things, extended the facility expiration date to November 8, 2002, reduced availability under the facility from $48 million to $45.5 million, and required the Company to pay $50,000 in waiver and amendment fees. In November, 2002, the Company executed an amendment to the agreement, that, among other things, extended the facility expiration date until April 15, 2003 and outlined certain strategic initiatives that the Company must achieve. The Company was required to pay the banks an extension fee of $450,000 and issue warrants to purchase an aggregate of 5,132,250 shares of Common Stock, subject to adjustment under certain circumstances (the “Warrant Shares”). The warrants have an exercise price of $.01 per share and expire on November 21, 2012. Warrants with respect to one-fifth of the Warrant Shares became exercisable on November 21, 2002. Warrants with respect to one-fifth of the Warrant Shares expired on December 31, 2002. Warrants will become exercisable with respect to one-fifth of the Warrant Shares on March 31, 2003 if the outstanding principal balance under the Company’s credit facility is in excess of $22.95 million on that date and with respect to two-fifths of the Warrant Shares on April 15, 2003 if the outstanding principal balance under the Company’s credit facility is not paid in full by that date. The Company has the right to pay the credit facility banks a fee in lieu of any warrant vesting or becoming exercised in an amount equal to $100,000 per one-fifth of the Warrant Shares that are currently exercisable, subject to adjustment under certain circumstances. The Company has valued the warrants at $0.1 million, which has been accounted for as additional interest expense associated with the extension of the credit facility.

On December 31, 2002, the Company used $21.3 million of the proceeds from the sale of the Businesses to Novations to permanently paydown the line of credit, which reduced the Company’s availability under the credit facility to $24.1 million (see Note 6).

As of December 31, 2002, the Company owed the former stockholders of Hughes Research Corporation an aggregate of $0.3 million under promissory notes due on September 28, 2002 that were issued two years earlier in connection with the Company’s acquisition of that company.

The ability of the Company to continue as a going concern is dependent on its ability to restructure its outstanding debt, obtain adequate financing from another source or sell certain of its remaining assets. There is no guarantee that any of these initiatives will be successful. The Company anticipates that if these initiatives are not completed in a timely manner or to the Company’s satisfaction, existing resources will not be sufficient to satisfy its obligations to its debt holders over the next twelve months. The Company has retained Quarterdeck Investment Partners, LLC, an investment banking firm, to assist it in the possible sale of its Government group. The Company has been in discussions with various potential strategic and financial buyers and is pursuing those discussions. The Company also is in the process of negotiating a sale of its Leadership Consulting group to that group’s management. No assurance can be given that these sales efforts will be successful. If they are, the Company would expect to liquidate and distribute the net proceeds from the sales to its stockholders.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, as such, do not include any adjustments that may result from the outcome of these uncertainties.

3. CONTINGENT CONSIDERATION

As of June 30, 2002, the Company had accrued $6.0 million of contingent consideration of which $2.4 million was assumed by DBM-J on December 31, 2002 and $3.6 million was paid by the issuance of 5.8 million shares of Common Stock in November 2002 in accordance with the terms of the agreement.

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except share and per share data):

	Three months ended December 31,		Six months ended December 31,
	2002	2001	2002	2001
Numerator:
Income (loss) from continuing operations before extraordinary item and cumulative effect of a change in accounting principle	$(5,076)	$(836)	$(9,368)	$767
Income (loss) from discontinued operations	$(19,737)	$1,017	$(19,086)	$(117,556)
Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	$(24,813)	$181	$(28,724)	$(116,789)

Extraordinary item—loss on sale of business	—	$(14,542)	—	$(14,542)

Cumulative effect of a change in accounting principle	—	—	—	$(47,862)

Net loss	$(24,813)	$(14,361)	$(28,724)	$(179,193)

Denominator:
Basic weighted average common shares outstanding	24,376,196	21,520,636	22,938,496	21,662,089
Shares to be issued as contingent consideration	—	—	—	11,778,727
Effect of dilutive securities: stock options, warrants and convertible notes payable	—	—	—	59,939

Diluted weighted average common shares outstanding	24,376,196	21,520,636	22,938,496	33,500,755

Basic earnings (loss) per common share from continuing operations before extraordinary item and cumulative effect of a change in accounting principle	$(0.21)	$(0.04)	$(0.42)	$0.04

Diluted earnings (loss) per common share from continuing operations before extraordinary item and cumulative effect of a change in accounting principle	$(0.21)	$(0.04)	$(0.42)	$0.02

Basic earnings (loss) per common share from discontinued operations	$(0.81)	$0.05	$(0.83)	$(5.43)

Diluted earnings (loss) per common share from discontinued operations	$(0.81)	$0.05	$(0.83)	$(3.51)

Basic earnings (loss) per common share before extraordinary item and cumulative effect of a change in accounting principle	$(1.02)	$0.01	$(1.25)	$(5.39)

Diluted earnings (loss) per common share before extraordinary item and cumulative effect of a change in accounting principle	$(1.02)	$0.01	$(1.25)	$(3.49)

Basic loss per common share—extraordinary item	—	$(0.68)	—	$(0.67)

Diluted loss per common share—extraordinary item	—	$(0.68)	—	$(0.43)

Basic loss per common share—cumulative effect of a change in accounting principle	—	—	—	$(2.21)

Diluted loss per common share—cumulative effect of a change in accounting principle	—	—	—	$(1.43)

Basic loss per common share	$(1.02)	$(0.67)	$(1.25)	$(8.27)

Diluted loss per common share	$(1.02)	$(0.67)	$(1.25)	$(5.35)

In accordance with SFAS No. 128, Earnings per Share, the Company has used income from continuing operations as the control number in determining whether potential common shares are dilutive or antidilutive. Therefore, in certain periods presented in which the Company has reported income from continuing operations, the same number of potential common shares used in computing the diluted per-share amount for income from continuing operations are used in computing all other reported diluted per-share amounts even if those amounts will be antidilutive to their respective basic per-share amounts.

The following securities that could potentially dilute future basic earnings per common share were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive:

	Three months ended December 31,		Six months ended December 31,
	2002	2001	2002	2001
Stock options	2,746,018	2,637,069	3,069,037	3,370,000
Warrants	5,858,638	726,388	5,858,638	726,388

Total	8,604,656	3,363,457	8,927,675	4,096,388

5. LINE OF CREDIT FACILITY

As of December 31, 2002, the Company had outstanding indebtedness of $20.4 million under the credit facility that expires on April 15, 2003. The credit facility provided a revolving line of credit for working capital and general corporate purposes, with certain limitations. The credit facility (i) generally prohibits us from paying dividends and other distributions, (ii) generally does not permit us to incur or assume other indebtedness, (iii) requires us to comply with certain financial covenants and (iv) requires us to obtain approval to draw on the facility to pay contingent consideration. The credit facility is guaranteed by the Company’s subsidiary and secured by a pledge of all of the assets of the Company and the assets of its subsidiary. As of December 31, 2002, the Company was in default under the credit facility. The Company is currently working with the bank to amend the current agreement and extend the expiration date until June 30, 2003 (see Note 2).

6. DISPOSITIONS

On December 31, 2002, the Company completed the sale of the Businesses to Novations, a subsidiary of DBM-J. The Businesses were transferred to Novations by the sale of the stock of Provant Performance Solutions, Inc., Provant Media, Inc. and Provant Canada, Inc. and the sale of tangible and intangible assets used in connection with the conduct of the Learning and Strategic Alliances businesses. The $30.0 million sales price paid at closing consisted of $23.4 million cash, subject to a working capital adjustment, which we have preliminarily estimated up to $1.8 million that is payable to Novations, and the assumption by Novations of $6.6 million of Provant’s non-bank indebtedness and other acquisition related obligations. Provant used the cash proceeds less expenses to reduce its bank debt by $21.3 million on December 31, 2002. After the closing until March 31, 2003, Novations and Provant (including its subsidiary, Star Mountain, Inc.) will provide certain transitional services to each other on an as required basis. Provant’s remaining businesses are its Government and Leadership Consulting groups, consisting principally of Star Mountain and Senn-Delaney Leadership. Under the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the businesses sold are required to be presented as discontinued operations.

Summarized financial information for the discontinued operations is as follows:

	Three months ended December 31,		Six months ended December 31,
	2002	2001	2002	2001
Results of operations:
Total revenue	$17,384	$20,707	$34,697	$42,719
Total expenses	17,145	19,690	33,807	42,690

Net income before income taxes	239	1,017	890	29
Loss on sale	(19,976)	—	(19,976)	—
Cumulative effect of a change in accounting principle	—	—	—	(117,585)

Net income (loss) from discontinued operations	$(19,737)	$1,017	$(19,086)	$(117,556)

	June 30, 2002
Financial position:
Current assets	$22,143
Property and equipment, net	4,184
Other assets	36,532
Total liabilities	(17,916)

Net assets of discontinued operations	$44,943

On November 6, 2001, the Company consummated the sale of Sales Performance International, Inc. (including Resolution Software, Inc. and Solution Selling, Inc.) (“SPI”) to a company controlled by the former majority stockholder of Sales Performance International, Inc., which former stockholder was an officer, director and employee of Sales Performance International, Inc. at the time of the sale. The purchaser paid the Company approximately $19.5 million in cash and returned 517,325 shares of Provant’s Common Stock originally received by the former majority stockholder when SPI was acquired. Included in the assets of the companies sold was $1.2 million in cash. The Company’s obligation to pay any contingent consideration, either cash or stock, pursuant to the June 1999 Sales Performance International, Inc. acquisition agreement was terminated. The Company used $4.4 million of the proceeds of the sale to prepay a seller note to the former owner of the Solution Selling, Inc. business and used $2.0 million of the proceeds to satisfy in full all remaining obligations to pay contingent consideration, whether cash or stock, under the June 1999 Solution Selling, Inc. acquisition agreement. The remaining $12 million of the net proceeds from the sale were used to pay down the Company’s credit facility. As a result of the sale of the Sales Performance International, Inc. and Solution Selling, Inc. businesses, the Company recognized in the second quarter of fiscal 2002 an extraordinary loss, net of taxes, of approximately $14.5 million, primarily due to the elimination of related goodwill. In accordance with Accounting Principles Board Opinion No. 16 (“APB 16”), the loss was presented as an extraordinary item in the accompanying financial statements as the sale of SPI occurred within two years of a business combination accounted for as a pooling-of-interests.

8. SEGMENT REPORTING

Management evaluates the performance of the Company through the use of operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance.

As a result of the sale of the Businesses to Novations in December 2002, the Company’s only two reportable segments are: Government group and Leadership group. The “Other” column includes the Company’s corporate expenses which are not allocated to the operating segments as they are not utilized by the chief operating decision maker as a measure of segment performance. In addition to its two current operating segments, the Company continues to report a Performance Solutions segment that consists of the operations of SPI, as this entity does not meet the aggregation criteria under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, with respect to the Company’s current reporting segments. As described in Note 7, SPI was sold during November 2001.

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

	For the Quarter Ended December 31, 2002
	Govern- ment	Leader- ship	Perform- ance	Other	Total
External revenue	$15,504	$5,633	$—	$—	$21,137
Cost of revenue	10,182	2,729			12,911

Gross profit	5,322	2,904			8,226
SG&A expenses	4,455	4,161		3,041	11,657

Income (loss) from operations	$867	$(1,257)	$—	$(3,041)	$(3,431)

Total assets at 12/31/02	$22,215	$9,002	$—	$185	$31,402

	For the Quarter Ended December 31, 2001
	Govern- ment	Leader- ship	Perform- ance	Other	Total
External revenue	$11,308	$8,311	$1,367	$—	$20,986
Cost of revenue	7,347	3,676	278		11,301

Gross profit	3,961	4,635	1,089		9,685
SG&A expenses	3,202	3,465	390	2,018	9,075

Income (loss) from operations	$759	$1,170	$699	$(2,018)	$610

Total assets at 12/31/01	$63,812	$14,677	$—	$14,896	$93,385

	For the Six Months Ended December 31, 2002
	Govern- ment	Leader- ship	Perform- ance	Other	Total
External revenue	$31,437	$10,835	$—	$—	$42,272
Cost of revenue	21,260	5,374			26,634

Gross profit	10,177	5,461			15,638
SG&A expenses	8,034	7,080		6,632	21,746

Income (loss) from operations	$2,143	$(1,619)	$—	$(6,632)	$(6,108)

	For the Six Months Ended December 31, 2001
	Govern- ment	Leader- ship	Perform- ance	Other	Total
External revenue	$22,933	$15,533	$6,583	$—	$45,049
Cost of revenue	14,877	6,431	1,800		23,108

Gross profit	8,056	9,102	4,783		21,941
SG&A expenses	6,505	6,386	1,837	3,841	18,569

Income (loss) from operations	$1,551	$2,716	$2,946	$(3,841)	$3,372

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

In accordance with the provisions of EITF Issue No. 01-14, the Company is required to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the statement of operations. We incur expenses in the delivery of services to our clients that are commonly referred to as “out-of-pocket” expenses. These expenses include, but are not limited to, travel and related charges. Comparative financial statements for prior periods should be reclassified to comply with the guidance of this staff announcement. The provisions of this announcement are effective for fiscal years beginning after December 15, 2001, and were therefore adopted by us, as required, on July 1, 2002 and all prior periods presented have been reclassified to conform to the current presentation.

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

In November 2002, a consensus was reached on EITF Issue No. 00-21 with respect to when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The guidance in this Issue will be effective for revenue arrangements entered into by the Company beginning on July 1, 2003. The Company has not yet determined the impact of this Issue, if any, on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure recognition / measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition / measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 did not have a material impact on the Company’s financial position or results of operations upon adoption.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS 148 did not have a material impact on the Company’s financial position and results of operations.

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

On December 31, 2002, Provant, Inc. completed the sale to Novations Group Inc. (“Novations”), a subsidiary of Drake Beam Morin-Japan (DBM-J), of Provant’s Performance Solutions, Technology and Development, Vertical Markets and Project Management groups and Learning and Strategic Alliances businesses (the “Businesses”). The Businesses were transferred to Novations by the sale of the stock of Provant Performance Solutions, Inc., Provant Media, Inc. and Provant Canada, Inc. and the sale of tangible and intangible assets used in connection with the conduct of the Learning and Strategic Alliances businesses. The $30 million purchase price consisted of $23.4 million cash, subject to a working capital adjustment, which we have preliminarily estimated at $1.8 million, and the assumption by Novations of $6.6 million of Provant’s non-bank indebtedness and other acquisition related obligations. Provant used the cash proceeds less expenses to reduce its bank debt by $21.3 million. Under the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the businesses sold are required to be presented as discontinued operations.

Summary of Critical Accounting Policies

Revenue Recognition

For the periods presented, the Company recognized revenue from five main sources: (i) instructor-led and train-the-trainer seminars, (ii) licensing its intellectual property, (iii) custom services and products, (iv) consulting and training management services, and (v) standardized products. The Company recognizes revenue from instructor-led training and train-the-trainer seminars, usually on a per-participant basis, when the training is delivered. The Company recognizes revenue from site and user licenses when: (1) there is persuasive evidence that an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, and (4) collectibility is probable. Amounts received in advance of delivery are reported as deferred revenue and recognized as revenue upon meeting the aforementioned criteria.

The Company generally recognizes revenue from sales of its custom services and products under long-term contracts in one of three ways. Revenue on fixed price contracts is recognized using the percentage of completion method based on costs incurred in relation to total estimated costs. The Company’s failure to estimate accurately the resources required for a project, or the Company’s failure to complete its contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. The Company’s business unit finance personnel continually review costs incurred and total estimated costs for fixed price contracts, resulting in revisions to the amount of recognized revenue for a contract. If the Company does not accurately estimate the resources required or the scope of work to be performed for a contract or the Company does not manage the project properly within the planned time period, then the Company may recognize a loss on the contract. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Revenue on time-and-materials contracts is recognized to the extent of fixed billable rates for hours delivered. Revenue on cost-plus-

fee contracts is recognized based on reimbursable costs incurred plus estimated fees earned thereon. Deferred revenue is recognized for payments received prior to services being performed. The Company recognizes revenue from fees for its consulting services on a time and materials basis, and monies received in excess of time and materials earned is recorded as billings in excess of costs. The Company recognizes maintenance fees on training management services ratably over the life of the contract. The Company recognizes revenue for standardized products, such as books or videotapes, when the products are delivered. We also incur “out-of-pocket” expenses which are reimbursable by the client. Through June 30, 2002 these expenses were accounted for as a reduction of the related costs.

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

Impairment of Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS 141 immediately and SFAS 142 as of July 1, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. SFAS 141 required, upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company was required to reassess the useful lives of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Impairment loss was measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period of fiscal 2002.

In connection with the transitional goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired on July 1, 2001. This assessment involved the identification of the Company’s reporting units and the determination of the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. At the time of the transitional impairment, the Company had 14 reporting units. The Company then had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. The calculation of the fair value of each reporting unit involves estimates that are typical of valuation procedures and include the selection of both qualitative and quantitative valuation measures. Management determines fair value based on a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. The market price multiples are selected and applied to the company based on the relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Management predominately utilizes third-party valuation reports in its determination of fair value. The impairment policy will be consistently applied in evaluating impairment for each of the Company’s reporting units in the fourth quarter of each fiscal year, at a minimum.

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

The Company performed an interim impairment analysis as of December 31, 2002. Based on the results for the six months ended December 31, 2002 and the forecast for the remaining six months of the year, the Company recorded an additional goodwill impairment loss of $1.2 million through selling, general and administrative expenses for the quarter ended December 31, 2002.

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

Results of Operations for the Three and Six Months Ended December 31, 2002 and 2001

	Three months ended December 31,				Six months ended December 31,
	2002		2001		2002		2001
Total revenue	$21,137	100.0%	$20,986	100.0%	$42,272	100.0%	$45,049	100.0%
Cost of revenue	12,911	61.1	11,301	53.8	26,634	63.0	23,108	51.3

Gross profit	8,226	38.9	9,685	46.2	15,638	37.0	21,941	48.7
Selling, general and administrative expenses	11,657	55.2	9,075	43.4	21,746	51.4	18,569	41.2

Income (loss) from operations	(3,431)	(7.8)	610	3.0	(6,108)	(14.4)	3,372	7.5
Other income (expense), net	(3)	—	3	—	(18)	—	5	—
Interest expense, net	(1,342)	(6.3)	(1,125)	(5.4)	(2,912)	(6.9)	(2,308)	(5.1)
Provision for income taxes	(300)	(1.4)	(324)	(1.5)	(600)	(1.4)	(302)	(0.6)

Income (loss) from continuing operations before extraordinary item and cumulative effect of a change in accounting principle	(5,076)	(24.0)	(836)	(3.9)	(9,638)	(22.8)	767	1.7
Income (loss) from discontinued operations	(19,737)	(93.4)	1,017	4.8	(19,086)	(45.2)	(117,556)	(261.0)

Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	(24,813)	(117.4)	181	0.9	(28,724)	(68.0)	(116,789)	(259.2)
Extraordinary item – loss on sale of business (net of taxes of $0)	—	—	(14,542)	(69.3)	—	—	(14,542)	(32.2)

Net loss before cumulative effect of a change in accounting of principle	(24,813)	(117.4)	(14,361)	(68.4)	(28,724)	(68.0)	(131,331)	(291.5)
Cumulative effect of a change in accounting principle (net of tax benefit of $778)	—	—	—	—	—	—	(47,862)	(106.2)
Net loss	$(24,813)	(117.4)%	$(14,361)	(68.4)%	$(28,724)	(68.0)%	$(179,193)	(397.8)%

RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2001

Revenue by Operating Segment

	Three Months Ended December 31,
	2002	2001	Percent Change
	(dollars in thousands)
Government	$15,404	$11,308	36.2%
Leadership Consulting	5,633	8,311	(32.2)
Performance Solutions	—	1,367	(100.0)

Total Revenue	$21,137	$20,986	0.7%

Revenues for the second quarter of 2003 were $21.1 million, an increase of $0.1 million, or 0.7%, from the second quarter of 2002. The Government group’s revenue increased $4.1, million or 36.2%, in the second quarter of fiscal 2003 as compared to the same quarter in fiscal 2002. This increase is primarily due to increased work associated with airport and homeland security assignments.

Revenues of the Leadership Consulting group decreased by $2.7 million, or 32.2%, in the second quarter of fiscal 2003 due to continued deferral of client spending as well as continued weakness in the telecommunications, energy and retail segments of the national economy, which historically have been large users of our leadership offerings.

Revenues from the Performance Solution group decreased by $1.3 million, or 100%, in the second quarter of 2003, compared to the same period in 2002, due to the sale, in the second quarter of 2002, of Sales Performance International, Inc. and related businesses.

Gross Profit by Operating Segment

	Three Months Ended December 31,
	2002	Gross Margin	2001	Gross Margin	Percent Change
	(dollars in thousands)
Government	$5,322	34.5%	$3,961	35.0%	34.4%
Leadership Consulting	2,904	51.6	4,635	55.8	(37.3)
Performance Solutions	—	—	1,089	79.7	(100.0)

Total Gross Profit	$8,226	38.9%	$9,685	46.2%	(15.1)%

Gross profit in the second quarter of 2003 was $8.2 million, a decrease of $1.5 million, or 15.1%, from the $9.7 million reported in the second quarter of 2002. The Government group’s gross profit increased $1.4 million, or 34.4% in the second quarter of 2003 compared to the second quarter of 2002. This increase is due to the increased revenues primarily from airport and homeland security assignments.

The Leadership Consulting group’s gross profit decreased $1.7 million, or 37.3%, in the second quarter of 2003 compared to the second quarter of 2002. The decrease is due to the decrease in revenues coupled with delay in implementing cost-cutting measures. Gross profit margins decreased from 55.8% for the second quarter of 2002 to 51.6% for the second quarter of 2003 primarily due to the revenue shortfall and the delay in implementing cost-cutting measures.

The Performance Solutions group’s gross profit decreased $1.0 million, or 100%, in the second quarter of 2003 compared to the second quarter of 2002 due to the sale, in the second quarter of 2002, of Sales Performance International, Inc. and related businesses.

Selling, General and Administrative Expenses by Operating Segment

	Three Months Ended December 31,
	2002	Percent of Segment Revenue	2001	Percent of Segment Revenue	Percent Change
	(dollars in thousands)
Government	$4,455	28.7%	$3,202	28.3%	39.1%
Leadership Consulting	4,161	143.3	3,465	41.7	20.1
Performance Solutions	—	—	390	28.5	(100.0)
Corporate Office	3,041	N/A	2,018	N/A	50.7

Total	$11,657	55.2%	$9,075	43.4%	28.5%

Selling, general and administrative (“SG&A”) expense increased $2.6 million, or 28.5%, for the second quarter of 2003 compared to the second quarter of 2002. SG&A as a percentage of revenue increased from 43.4% in the second quarter of 2002 to 55.2% in the second quarter of 2003. The Government group’s SG&A increased $1.3 million, or 39.1% from the $3.2 million reported in the second quarter of 2002. This increase is primarily due to the selling costs associated with the increased business primarily from airport and homeland security assignments. As a percentage of revenue, SG&A increased slightly from 28.3% in 2002 to 28.7% in 2003.

The Leadership Consulting group’s SG&A increased $0.7 million, or 20.1%, from the $3.5 million reported in the second quarter of 2002. The increase is attributable to a $1.2 million goodwill impairment determined as of quarter end based on the general state of the business offset by decreases from certain cost cutting initiatives, including headcount reductions, that were beginning to be implemented during the quarter in light of the decrease in revenue. As a percentage of revenue, SG&A increased from 2002 to 2003 due to the goodwill impairment and delay in implementing the cost cutting initiatives.

The Performance Solutions group’s SG&A decreased $0.4 million, or 100%, in the second quarter of 2003 compared to the second quarter of 2002 due to the sale, in the second quarter of 2002, of Sales Performance International, Inc. and related businesses.

The Corporate SG&A increased $1.0 million, or 50.7%, in the second quarter of 2003 compared to the second quarter of 2002. The increase is primarily due to severance expense and bank and restructuring fees paid in order to facilitate the extension of our line of credit.

Income (loss) from operations

Loss from continuing operations before income taxes and extraordinary item was $4.8 million in the second quarter of 2003, compared to $0.5 million in the second quarter of 2002, a decrease as a result of the factors previously discussed.

Interest Expense, net

Interest expense, net increased $0.2 million to $1.3 million in the second quarter of 2003 from $1.1 million in the second quarter of 2002. The increase in interest expense is primarily due to interest paid on contingent consideration due for a prior acquisition and $100,000 of interest expense for warrants issued to the banks as part of an extension fee.

Income Taxes

Provision for income taxes for the quarter of $0.3 million was consistent with the prior year quarter of $0.3 million, which relate to state and foreign taxes.

Discontinued Operations

On December 31, 2002, the Company completed the sale to Novations, a subsidiary of DBM-J, of Provant’s Performance Solutions, Technology and Development, Vertical Markets and Project Management groups and Learning and Strategic Alliances businesses (the “Businesses”). The Businesses were transferred to Novations by the sale of the stock of Provant Performance Solutions, Inc., Provant Media, Inc. and Provant Canada, Inc. and the sale of tangible and intangible assets used in connection with the conduct of the Learning and Strategic Alliances businesses. Under the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the businesses sold are required to be presented as discontinued operations.

Summarized financial information for the discontinued operations is as follows:

	Three months ended December 31,
	2002	2001
Results of operations:
Total revenue	$17,384	$20,707
Total expenses	17,145	19,690

Net income before income taxes	239	1,017
Loss on sale	(19,976)	—
Cumulative effect of a change in accounting principle	—	—

Net income (loss) from discontinued operations	$(19,737)	$1,017

RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2001

Revenue by Operating Segment

	Six Months Ended December 31,
	2002	2001	Percent Change
	(dollars in thousands)
Government	$31,437	$22,933	37.1%
Leadership Consulting	10,835	15,533	(30.2)
Performance Solutions	—	6,583	(100.0)

Total Revenue	$42,272	$45,049	(6.2)%

Revenues for the first six months of 2003 were $42.3 million, a decrease of $2.8 million, or 6.2%, from the first six months of 2002. The Government group’s revenue increased $8.5 million, or 37.1%, in the first six months of 2003 as compared to the same quarter in fiscal 2002. This increase is primarily due to increased work associated with airport and homeland security assignments.

Revenues from the Leadership Consulting group decreased by $4.7 million, or 30.2%, in the first six months of 2003 due to continued deferral of client spending as well as continued weakness in the telecommunications, energy and retail segments of the national economy, which historically have been large users of our leadership offerings.

Revenues from the Performance Solutions group decreased by $6.6 million, or 100%, in the first six months of 2003, compared to the same period in 2002, due to the sale, in the second quarter of 2002, of Sales Performance International, Inc. and related businesses.

Gross Profit by Operating Segment

	Six Months Ended December 31,
	2002	Gross Margin	2001	Gross Margin	Percent Change
	(dollars in thousands)
Government	$10,177	32.4%	$8,056	35.1%	26.3%
Leadership Consulting	5,461	50.4	9,102	58.6	(40.0)
Performance Solutions	—	—	4,783	72.7	(100.0)

Total Gross Profit	$15,638	37.0%	$21,941	48.7%	(28.7)%

Gross profit for the first six months of 2003 was $15.6 million, a decrease of $6.3 million, or 28.7%, from the $21.9 million reported for the first six months of 2002. The Government group’s gross profit increased $2.1 million, or 26.3% for the first six months of 2003 compared to the first six months of 2002. This increase is due to the increased revenues primarily from airport and homeland security assignments. Gross profit margins decreased from 35.1% for the first six months of 2002 to 32.4% for the first six months of 2003 primarily due to the lower margin contracts that were performed during 2003.

The Leadership Consulting group’s gross profit decreased $3.6 million, or 40.0%, for the first six months of 2003 compared to the first six months of 2002. The decrease is due to the overall decrease in revenues from the continued weakness in the economy coupled with delay in implementing cost-cutting measures. Gross profit margins decreased from 58.6% for the six months of 2002 to 50.4% for the six months of 2003 due to the revenue shortfall and the delay in implementing cost-cutting measures.

The Performance Solutions group gross profit decreased $4.8 million, or 100%, for the first six months of 2003 compared to the first six months of 2002, due to the sale, in the second quarter of 2002, of Sales Performance International, Inc. and related businesses.

Selling, General and Administrative Expenses by Operating Segment

	Six Months Ended December 31,
	2002	Percent of Segment Revenue	2001	Percent of Segment Revenue	Percent Change
	(dollars in thousands)
Government	$8,034	25.6%	$6,505	28.4%	23.5%
Leadership Consulting	7,080	65.3	6,386	41.1	10.9
Performance Solutions	—	—	1,837	27.9	(100.0)
Corporate Office	6,632	N/A	3,841	N/A	72.7

Total	$21,746	51.4%	$18,569	41.2%	17.1%

Selling, general and administrative (“SG&A”) expense increased $3.2 million, or 17.1% for the first six months of 2003 compared to the first six months of 2002. SG&A as a percentage of revenue increased from 41.2% for the first six months of 2002 to 51.4% for the first six months of 2003. The Government group’s SG&A increased $1.5 million, or 23.5% from the $6.5 million reported for the first six months of 2002. This increase is principally due to the selling costs associated with the increased business primarily from airport and homeland security assignments. As a percentage of revenue, SG&A decreased from 28.4% in 2002 to 25.6% in 2003.

The Leadership Consulting group’s SG&A increased $0.7 million, or 10.9%, from the $6.4 million reported for the first six months of 2002. The increase is attributable to a $1.2 million goodwill impairment determined as of quarter end based on the general state of the business offset by decreases from certain cost cutting initiatives, including headcount reductions, that were beginning to be implemented during the latter part of the first six months in light of the decrease in revenue. As a percentage of revenue, SG&A increased from 41.1% in 2002 to 65.3% primarily due to the goodwill impairment and delay in implementing the cost cutting initiatives.

The Performance Solutions group’s SG&A decreased $1.8 million, or 100%, for the first six months of 2003 compared to the first six months of 2002, due to the sale, in the second quarter of 2002, of Sales Performance International, Inc. and related businesses.

The Corporate SG&A increased $2.8 million, or 72.7%, for the first six months of 2003 compared to the first six months of 2002. The increase is primarily due to severance expense and bank and restructuring fees paid in order to facilitate the extension of our line of credit.

Income (loss) from operations

Loss from continuing operations before income taxes, extraordinary item and cumulative effect of a change in accounting principle was $9.0 million for the first six months of 2003, compared to income of $1.1 million for the first six months of 2002 as a result of the factors previously discussed.

Interest Expense

Interest expense, net increased $0.6 million to $2.9 million for the first six months of 2003 from $2.3 million for the first six months of 2002. The increase in interest expense is primarily due to the increased interest rates on our line of credit as well as interest paid on contingent consideration due for a prior acquisition.

Income Taxes

Provision for income taxes increased from $0.3 million for the first six months of 2002 to $0.6 million for the first six months of 2003. The increase in the income tax provision was primarily due to the reduction of certain tax reserves that were deemed to be in excess of our requirements during the first quarter of 2002.

Discontinued Operations

On December 31, 2002, the Company completed the sale to Novations, a subsidiary of DBM-J, of Provant’s Performance Solutions, Technology and Development, Vertical Markets and Project Management groups and Learning and Strategic Alliances businesses (the “Businesses”). The Businesses were transferred to Novations by the sale of the stock of Provant Performance Solutions, Inc., Provant Media, Inc. and Provant Canada, Inc. and the sale of tangible and intangible assets used in connection with the conduct of the Learning and Strategic Alliances businesses. Under the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the businesses sold are required to be presented as discontinued operations.

Summarized financial information for the discontinued operations is as follows:

	Six months ended December 31,
	2002	2001
Results of operations:
Total revenue	$34,697	$42,719
Total expenses	33,807	42,690

Net income before income taxes	890	29
Loss on sale	(19,976)	—
Cumulative effect of a change in accounting principle	—	(117,585)

Net income (loss) from discontinued operations	$(19,086)	$(117,556)

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

Liquidity and Capital Resources

We generated approximately $2.4 million of net cash from continuing operations in operating activities during the first six months of 2003 while generating approximately $5.2 million in net cash during the first six months of 2002. Net cash provided by investing activities was $28.8 million in the first six months of 2003, primarily from the cash received from the sale of the Businesses to Novations. Net cash provided by investing activities was $13.3 million in the first six months of 2002, primarily from the net proceeds of the sale of SPI partially offset by the purchases of property and equipment and payment of contingent consideration. Net cash used in financing activities was $31.7 million for the first six months of fiscal 2003 for the repayment of our credit facility of $25.1 million and for the payment of $6.6 million of other acquisition indebtedness, as compared to net cash used in financing activities of $12.0 million for the first six months of fiscal 2002 for the repayment of our credit facility of $4.2 million and for the payment of $7.8 million of other acquisition indebtedness.

As of December 31, 2002, we had outstanding indebtedness under our $24.1 million credit facility of $20.4 million. The credit facility is guaranteed by Provant’s subsidiary and secured by a pledge of all of the assets of Provant and the assets of its subsidiary. We can use the credit facility for working capital and general corporate purposes, with certain limitations. The credit facility (i) generally prohibits us from paying dividends and other distributions, (ii) generally does not permit us to incur or assume other indebtedness, (iii) requires us to comply with certain financial covenants and (iv) requires us to obtain approval to draw on the facility to pay contingent consideration. On November 15, 2002, the Company executed an amendment to the credit facility agreement that, among other things, required the Company to take certain actions to facilitate refinancing the credit facility and required the payment of an additional fee to the banks if any of these actions were not performed in a timely manner and extended the due date to April 15, 2003. The Company paid the banks a $0.5 million fee in November 2002 and issued warrants to purchase an aggregate of 5,132,250 shares of our Common Stock, subject to adjustment under circumstances (the “Warrant Shares”). The warrants have an exercise price of $.01 per share and expire on November 21, 2012. Warrants with respect to one-fifth of the Warrant Shares became exercisable on November 21, 2002. Warrants with respect to one-fifth of the Warrant Shares expired on December 31, 2002. Warrants will become exercisable with respect to one-fifth of the Warrant Shares on March 31, 2003 if the outstanding principal balance under our credit facility is in excess of $22.95 million on that date and with respect to two-fifths of the Warrant Shares on April 15, 2003 if the outstanding principal balance under our credit facility is not paid in full by that date. We have the right to pay the credit facility banks a fee in lieu of any warrant vesting or becoming exercised in an amount equal to $100,000 per one-fifth of the Warrant Shares, subject to adjustment under certain circumstances. We have valued the warrants that are currently exercisable at $0.1 million, which has been accounted for as additional interest expense associated with the extension of our credit facility. Although we have not received a notice of default under the credit facility, we are not in compliance with several covenants under the credit facility agreement. We are in the process of negotiating a new amendment with our credit facility banks, which we anticipate, among other things, will waive the defaults and extend the due date until June 30, 2003. On February 19, 2003, the outstanding balance under the credit facility was $21.7 million. There are no guarantees that we will be successful in amending the credit facility on terms favorable to the Company.

As of December 31, 2002, we owed the former stockholders of Hughes Research Corporation an aggregate of $0.3 million under promissory notes due on September 28, 2002 that were issued two years earlier in connection with our acquisition of that company.

On December 31, 2002, we completed the sale of the Businesses to Novations, a subsidiary of DBM-J. The Businesses were transferred to Novations by the sale of the stock of Provant Performance Solutions, Inc., Provant Media, Inc. and Provant Canada, Inc. and the sale of tangible and intangible assets used in connection with the conduct of the Learning and Strategic Alliances businesses. The $30.0 million purchase price paid at closing consisted of $23.4 million cash, subject to a working capital adjustment, which we have preliminarily estimated up to $1.8 million that is payable to Novations, and the assumption by Novations of $6.6 million of our non-bank indebtedness and other acquisition related obligations. We used the cash proceeds less expenses to reduce its bank debt by $21.3 million. After the closing until March 31, 2002, Novations and Provant (including our subsidiary, Star Mountain, Inc.) will provide certain transition services to each other on an as required basis.

Following the closing of the sale of the Businesses to Novations, our remaining businesses are our Government and Leadership Consulting groups. We derived approximately 27% of our revenue for the year ended June 30, 2002 from services and products provided to numerous U.S. federal government entities. As a result of the sale of the Businesses to Novations, we expect the percentage of our revenue from government contracts to increase significantly from our last fiscal year. The level of our business with the U.S. federal government subjects us to additional risks related to government business. Many of our government contracts are subject to termination at the election of the government. Contracts with the U.S. federal government entail other risks including potential government audits and retroactive downward repricing of sales. Any of these risks, if realized, could have an adverse effect on our results of operations. See “Factors That May Affect Future Results” in our 2002 Annual Report on Form 10-K for other risks associated with our government contracts business.

On November 6, 2001, we consummated the sale of our Solutions Selling business consisting of Sales Performance International, Inc. (including Resolution Software, Inc. and Solution Selling, Inc.) (“SPI”) to a company controlled by the former majority stockholder of Sales Performance International, Inc., which former stockholder was an officer, director and employee of Sales Performance International, Inc. at the time of the sale. The decision to sell these businesses was based, in part, upon the determination that the niche high-end sales training provided by these operating companies through the Solution Selling, Inc. methodology did not fit well with the Company’s long-term strategic plan. The purchaser paid us approximately $19.5 million in cash and returned 517,325 shares of our Common Stock originally received by the former majority stockholder when SPI was acquired. Included in the assets of the companies sold was $1.2 million in cash. Our obligation to pay any contingent consideration, either cash or stock, pursuant to the June 1999 Sales Performance International, Inc. acquisition agreement was terminated. We used $4.4 million of the proceeds of the sale to prepay a seller note to the former owner of the Solution Selling, Inc. business and used $2.0 million of the proceeds to satisfy in full all remaining obligations to pay contingent consideration, whether cash or stock, under the June 1999 Solution Selling, Inc. acquisition agreement. The remaining $12 million of the net proceeds from the sale were used to pay down our credit facility.

We have three effective shelf registration statements on Form S-4. The first two registration statements each relate to the issuance of up to 3,000,000 shares of common stock in connection with acquisitions. On November 1, 2002, we filed a third shelf registration statement relating to an additional 4,350,147 shares that were necessary to fulfill our obligation to issue 5,750,799 shares of common stock to the former stockholders of SI. This registration statement became effective on November 13, 2002. On November 14, 2002, we issued 5,750,799 shares of common stock to the former stockholders of SI. As of February 14, 2003, an aggregate of 9,693,229 shares of common stock have been issued under our three shelf registration statements on Form-S-4. We do not intend to issue any more shares of common stock under these registration statements.

As previously announced, we were notified on November 12, 2002 that the Nasdaq Listing Qualifications Panel determined to delist our common stock from the Nasdaq SmallCap Market. Our stock is currently traded on the OTC Bulletin Board. Our common stock is currently held of record by fewer than 300 persons. In order to save the high cost of compliance with the federal securities laws and regulations applicable to registered companies, we have filed a Form 15 with the Securities and Exchange Commission that will have the effect of terminating the registration of our common stock under the Securities Exchange Act of 1934. The termination of registration is expected to take effect on May 19, 2003. Notwithstanding the termination of registration of our common stock, unless the SEC decides otherwise, we will continue to be required to file with the SEC periodic reports, including quarterly and annual reports, with respect to periods ending on or before June 30, 2003.

As previously announced, we have retained Quarterdeck Investment Partners, an investment banking firm, to assist us in the sale of our Government group. We also are in the process of negotiating a sale of our Leadership Consulting group to the management of that Group. No assurance can be given that those sales efforts will be successful. If they are, we would expect to liquidate and distribute the net proceeds from the sales to our shareholders.

In January 2003 the Government group received notice that a small portion of a large staffing contract with the federal government was being discontinued, which we estimate will result in an annual loss of revenue of $3.5 million. We believe that the contract was discontinued due to the Government group’s failure to pay subcontractors on a timely basis.

The Company is aware that the consequences of a failure to satisfy government contracting regulations can be severe and could adversely affect the Company’s ongoing operations and financial condition. As a result, the Government group is taking aggressive efforts to address the subcontractor payment issue, government cost accounting and other government contracting compliance issues. It has retained specialized accounting and legal expertise to assist it and has made changes in its management. On February 10, 2003, Joseph Swerdzewski was appointed the Chief Operating Officer of the Government group, and on March 4, 2003, he became Chief Executive Officer of the Government group. Mr. Swerdzewski will have responsibility for the operations of each of the Government group’s three divisions and compliance with government regulations. Mr. Swerdzewski will continue to head the Company’s Human Resources Solutions and Staffing Division and will oversee the Government Training Solutions and Star Media Divisions.

Recent Accounting Pronouncements

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

In accordance with the provisions of EITF Issue No. 01-14, the Company is required to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the statement of operations. We incur expenses in the delivery of services to our clients that are commonly referred to as “out-of-pocket” expenses. These expenses include, but are not limited to, travel and related charges. Comparative financial statements for prior periods should be reclassified to comply with the guidance of this staff announcement. The provisions of this announcement are effective for fiscal years beginning after December 15, 2001, and were therefore adopted by us, as required, on July 1, 2002 and all prior periods presented have been reclassified to conform to the current presentation.

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

In November 2002, a consensus was reached on EITF Issue No. 00-21 with respect to when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The guidance in this Issue will be effective for revenue arrangements entered into by the Company beginning on July 1, 2003. The Company has not yet determined the impact of this Issue, if any, on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure recognition / measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition / measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 did not have a material impact on the Company’s financial position or results of operations upon adoption.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS 148 did not have a material impact on the Company’s financial position and results of operations.

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

We are exposed to interest rate risk in the ordinary course of business. For fixed rate debt, interest rate changes affect the fair value but do not affect earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings or cash flow. A one-percentage point increase in interest rates would have a material effect on our future earnings or cash flow. Based on our borrowings of $20.4 million under the credit facility as of December 31, 2002, a one-percent increase in interest rates would decrease annual cash flow and earnings, net of taxes, by approximately $0.2 million

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our CEO and CFO are responsible for establishing and maintaining disclosure controls and procedures for the Company and have evaluated the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”). Based on their evaluation, our CEO and CFO have concluded that, except with respect to the timing of the filing of this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act, as amended, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. The Company was not able to timely file this Quarterly Report on Form 10-Q as a result of delays in completing the required financial statements and related disclosure due, in large part, to the recent sale by the Company to Novations of the Businesses. As a result of the sale of the Businesses, some information required to be disclosed by the Company in this report was accumulated and communicated to the Company’s management by persons who are no longer employees of the Company. Nonetheless, we believe that such information was accumulated and communicated to our CEO and CFO, as necessary, to allow appropriate decisions regarding required disclosure.

(b) Changes in Internal Controls. Other than organizational and personnel changes arising in connection with the sale of the Businesses, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

As disclosed above, on February 10, 2003, Joseph Swerderski was appointed the Chief Operating Officer and on March 4, 2003 he was appointed Chief Executive Officer of the Government group. One of his responsibilities will be to address questions regarding the Government group’s timely payment of subcontractors, government cost accounting and other government contract compliance issues. However, we do not believe that these issues are the result of significant deficiencies or material weaknesses in the Company’s internal controls.

(c) Limitations of Controls and Procedures. The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls and procedures for financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

On November 21, 2002, in connection with the execution of the Seventeenth Amendment to the Company’s credit facility agreement, the Company issued to its credit facility banks warrants to purchase an aggregate of 5,132,250 shares of the Company’s common stock, subject to adjustment under certain circumstances (the “Warrant Shares”). The warrants have an exercise price of $.01 per share and expire on November 21, 2012. Warrants with respect to one-fifth of the Warrant Shares became exercisable on November 21, 2002. Warrants with respect to one-fifth of the Warrant Shares expired on December 31, 2002. Warrants will become exercisable with respect to one-fifth of the Warrant Shares on March 31, 2003 if the outstanding principal balance under the Company’s credit facility is in excess of $22.95 million on that date and with respect to two-fifths of the Warrant Shares on April 15, 2003 if the outstanding principal balance under the Company’s credit facility is not paid in full by that date. The Company has the right to pay the credit facility banks a fee in lieu of any warrant vesting or becoming exercised in an amount equal to $100,000 per one-fifth of the Warrant Shares, subject to adjustment under certain circumstances. The issuance of the warrants was exempt from registration by virtue of Rule 506 of Regulation D, as promulgated under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

Provant is currently in default of certain of its obligations to its lenders under its senior credit facility and to pay certain acquisition related indebtedness to the former owners of a business acquired by Provant. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

10.1	Amendment No. 10 to Revolving Credit Agreement

10.2	Amendment No. 11 to Revolving Credit Agreement

10.3	Amendment No. 12 to Revolving Credit Agreement

10.4	Amendment No. 13 to Revolving Credit Agreement*

10.5	Amendment No. 14 to Revolving Credit Agreement*

10.6	Amendment No. 15 to Revolving Credit Agreement

10.7	Amendment No. 16 to Revolving Credit Agreement

10.8	Amendment No. 17 to Revolving Credit Agreement*

10.9	Form of Tranche 1 Common Stock Warrants Issued to Credit Facility Banks

10.10	Form of Tranche 2 Common Stock Warrants Issued to Credit Facility Banks

10.11	Form of Tranche 3 Common Stock Warrants Issued to Credit Facility Banks

10.12	Form of Tranche 4 Common Stock Warrants Issued to Credit Facility Banks

10.13	Separation Agreement between Provant and Norman G. Fornella

21	Subsidiaries of Registrant

99.1	Certificate of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

* The Company has requested confidential treatment of the redacted portion of this exhibit pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

(b)	Reports on Form 8-K:

Provant filed a Current Report on Form 8-K dated December 17, 2002 to announce that it had entered into an agreement for the sale to Drake Beam Morin-Japan of Provant’s Performance Solutions, Technology and Development, Vertical Markets and Project Management groups and Learning and Strategic Alliances businesses.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVANT, INC.

Date: March 14, 2003	By:	/s/ JANET H. SULLIVAN
Janet H. Sullivan Vice President and Chief Financial Officer

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ JOHN H. ZENGER
John H. Zenger President and Chief Executive Officer

I, Janet Sullivan, certify that:

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ JANET H. SULLIVAN
Janet H. Sullivan Vice President, Chief Financial Officer and Chief Accounting Officer